Form 10-Q/A
period 2021-09-30
Software Acquisition Group Inc. III
filed 2022-02-14
CIK 1841800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of October 27, 2021, there were 22,807,868 shares of Class A common stock, $0.0001 par value, and 5,701,967 shares of Class B common stock, $0.0001 par value, issued and outstanding

EXPLANATORY NOTE
Software Acquisition Group Inc. III (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form
10-Q/A
(the “Amendment”) to amend its Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 1, 2021 (the “Original Filing”), to reflect changes to Note 2, Revision of Previously Issued Financial Statements. The Original Filing included the revision of the Balance Sheet as of August 2, 2021 which was audited on Form
8-K
originally filed with the SEC on August 6, 2021. The audited Balance Sheet as of August 2, 2021 should not have been included in the unaudited
10-Q
filing. The Company filed an amended Form
8-K
to restate the audited Balance Sheet as of August 2, 2021 on February 14, 2022.
In addition, management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480, “Distinguishing Liabilities from Equity” (ASC 480). The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations. On August 4, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 2,807,868 Units at $10.00 per Unit and forfeited the remaining over-allotment option. The over-allotment liability was eliminated upon the forfeiture of the unexercised option. (see Restated Note 9)
This Quarterly Report is also being filed to amend Part I, Item 4 “Controls and Procedures” of the Original Quarterly Report to include a revised conclusion that the disclosure controls and procedures were not effective due to the material weakness in the internal control over financial reporting related to the Company’s accounting for complex financial instruments, and Part II, Item 1A “Risk Factors” of the Original Quarterly Report in order to include a statement that the Company identified a material weakness in the internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

SOFTWARE ACQUISITION GROUP INC. III
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 (As Restated)	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 (As Restated)	3
Unaudited Condensed Statement of Cash Flows for the period from January 5, 2021 (inception) through September 30, 2021 (As Restated)	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22
i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SOFTWARE ACQUISITION GROUP INC. III
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets

Cash	$660,354
Prepaid expenses and other current assets	538,213
Other receivable – related party	5,541

Total Current Assets	1,204,108
Marketable securities held in Trust Account	231,501,771

TOTAL ASSETS	$232,705,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$384,624

Total Current Liabilities	384,624
Deferred underwriting fee payable	7,982,754

Total Liabilities	8,367,378

Commitments and Contingencies (See Note 7)
Class A common stock subject to possible redemption, 22,807,868 shares at redemption value	231,499,860
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none shares issued and outstanding, and 22,807,868 subject to possible redemption	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,701,967 shares issued and outstanding	570
Additional paid-in capital	—
Accumulated deficit	(7,161,929)

Total Stockholders’ Deficit	(7,161,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$232,705,879

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(As Restated – See Note 2)

	Three Months Ended September 30,	For the Period from January 5, 2021 (Inception) Through September 30,
	2021	2021

Operating and formation costs	$648,866	$649,865

Loss from operations	(648,866)	(649,865)
Other income /loss :
Interest earned on marketable securities held in Trust Account	1,911	1,911
Interest income - bank	9	9
Change in fair value of over-allotment option liability	(61,353)	(61,353)
Fair value of forfeited over-allotment option	17,445	17,445

Total other loss, net	(41,988)	(41,988)

Net loss	$(690,854)	$(691,853)

Basic and diluted weighted average shares outstanding, Class A common stock	14,565,744	5,338,839

Basic and diluted net loss per share, Class A	$(0.03)	$(0.07)

Basic and diluted weighted average shares outstanding, Class B common stock	5,434,914	5,159,411

Basic and diluted net loss per share, Class B	$(0.03)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)
(As Restated – See Note 2)

	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000
Net loss	—	—	—	—	—	1	1

Balance – June 30, 2021	—	$—	5,750,000	$575	$24,425	$(999)	$24,001
Sale of 20,000,000 Units, net of underwriting discounts and offering expenses	—	—	—	—	—	—	—
Proceed s allocated to Public Warrants	—	—	—	—	12,492,109	—	12,492,109
Allocated value of transaction costs to warrants	—	—	—	—	(737,120)	—	(737,120)
Adjustment of carrying value to initial redemption value	—	—	—	—	(21,762,173)	(6,470,076)	(28,232,249)
Sale of 9,000,000 Private Placement Warrants	—	—	—	—	9,982,754	—	9,982,754
Forfeiture of Founder Shares	—	—	(48,033)	(5)	5	—	—
Net loss	—	—	—	—	—	(690,854)	(690,854)

Balance – September 30, 2021	—	$—	5,701,967	$570	$—	$(7,161,929)	$(7,161,359)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)
(As Restated – See Note 2)

Cash Flows from Operating Activities:

Net loss	$(691,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,911)
Change in fair value of over-allotment option liability	61,353
Fair value of forfeited over-allotment option	(17,445)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(538,213)
Other receivable – related party	(5,541)
Accrued expenses	384,624

Net cash used in operating activities	(808,986)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(231,499,860)

Net cash used in investing activities	(231,499,860)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	223,517,106
Proceeds from sale of Private Placements Warrants	9,982,754
Proceeds from promissory note – related party	174,060
Repayment of promissory note – related party	(174,060)
Payment of offering costs	(555,660)

Net cash provided by financing activities	232,969,200

Net Change in Cash	660,354
Cash – Beginning of period	—
Cash – End of period	$660,354

Non-Cash investing and financing activities:
Initial value of over-allotment option liability	$211,034

Elimination of over-allotment option liability	$(254,942)

Accretion for Class A common stock to redemption amount	$28,969,369

Deferred underwriting fee payable	$7,982,754

Forfeiture of Founder Shares	$(5)

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
Transaction costs amounted to $13,056,080, consisting of $4,561,574 of underwriting fees, $7,982,754 of deferred underwriting fees and $511,752 of other offering costs.
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
If the Company is unable to complete a Business Combination by February 2, 202
3
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, Management determined that the over-allotment option granted to the underwriters is considered to be a freestanding financial instrument and meets the definition of a liability under ASC 480. The determination was based on the understanding that the over-allotment option may be exercised subsequent to the transfer of the securities from the underwriters to the investors and that the option should be detached from the initial securities before it is exercised. The over-allotment option liability is measured at fair value at inception and subsequently until it is exercised or expires, with changes in fair value presented in the statement of operations.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Condensed Balance Sheet as of September 30 , 2021 ( unaudited )	As Previously Reported	Adjustment	As Restated
OA Liability	$211,034	$(211,034)	$—
Total Liabilities	$8,578,412	$(211,034)	$8,367,378
Temporary Equity	$231,499,860	$—	$231,499,860
Additional Paid in Capital	$—	$—	$—
( Accumulated Deficit) Retained Earnings	$(7,372,963)	$211,034	$(7,161,929)
Total Stockholders’ Equity	$(7,372,393)	$211,034	$(7,161,359)
Condensed Statements of Operations for the period from January 5, 2021 (inception) through September 30, 2021 (unaudited)
Net Loss	$(647,945)	$(43,908)	$(691,853)

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Qand Article 8 of Regulation
S-X
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 9, 2021, as well as the Company’s Current Report on
Form8-K,
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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

At September 30, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$ 228,078,680
Less:
Proceeds allocated to Public Warrants	(12,492,109)
Class A common stock issuance costs	(12,318,960)
Add:
Adjustment of carrying value to initial redemption value	28,232,249

Class A common stock subject to possible redemption	$ 231,499,860

Derivative Liabilities (As Restated, See Note 2)
The Company accounts for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the derivative instruments meet all of the requirements for equity classification under ASC 815, including whether they are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance and as of each subsequent quarterly period end date while the instruments are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The Company’s has analyzed the Public Warrants and Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. (see Note 9)
The Company granted the underwriters a
45-day
option at the Initial Public Offering date to purchase up to 3,300,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date and applied to the offering cost of the Class A redeemable shares. On August 4, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 2,807,868 Units at $10.00 per Unit and forfeited the remaining over-allotment option. (see Note 10)
Offering Costs
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs amounted to $13,056,080, which were charged to stockholders’ deficit upon the completion of the Initial Public Offering. $12,318,960 were allocated to public shares and charged to temporary equity, and $737,120 was allocated to warrants and accounted for as equity.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from January 5, 2021 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(503,124)	$(187,730)	$(351,839)	$(340,014)
Denominator:
Basic and diluted weighted average shares outstanding	14,565,744	5,434,914	5,338,839	5,159,411

Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)	$(0.07)	$(0.07)
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40
)(“ASU
2020-06”)to
simplify accounting for certain financial instruments.ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06 would
have on its financial position, results of operations or cash flows.
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
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A)

one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days with in
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
NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A
Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 22,807,868 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and presented as temporary equity in the accompanying balance sheet.
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
NOTE 9. SHAREHOLDERS’ DEFICIT
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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of a Business Combination or within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
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
The exercise price and number
of s
hares
of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS (as Restated, See Note 2)
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
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
The over-allotment option was accounted for a liability in accordance with
ASC-480
and is presented within liabilities on the accompanying balance sheet. The over-allotment option is measured at fair value at inception and on a recurring basis until it is exercised or expires, with changes in fair value presented in the statement of operations. On August 4, 2021, the underwriters partially exercised their over-allotment option to purchase an additional 2,807,868 Units at $10.00 per Unit and forfeited the remaining over-allotment option. The over-allotment liability was eliminated upon the forfeiture of the unexercised option.
The over-allotment option liability was valued using a Modified Black Scholes Model.
The following table presents the quantitative information regarding Level 3 fair value measurement inputs:

	August 4, 2021	August 2, 2021
Stock Price	$10.04	$10.00
Exercise Price	$10.00	$10.00
Volatility	5.00%	5.00%
Term (days)	43	45
Dividend Yield	0.00	0.00
Risk Free Rate-Daily Treasury Yield Curve	0.05%	0.05%
The following table presents the changes in the fair value of the Level 3 over-allotment liability:

Over-allotment Option Liability
Fair value as of January 5, 2021	$—
Initial measurement on August 2, 2021	211,034
Change in fair value at August 4, 2021	61,353
Fair value of forfeited over-allotment option at August 4, 2021	(17,445)
Elimination of over-allotment liability at August 4, 2021	(254,942)

Fair value as of September 30, 2021	$—

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
For the three months ended September 30, 2021, we had a net loss of $690,854, which consisted of formation and operating costs of $648,866, offset by interest income in bank of $9, change in fair value loss of over-allotment option liability of $61,353, fair value of forfeited over-allotment option $17,445,and interest earned on marketable securities held in Trust Account of $1,911.
For the period from January 5, 2021 (inception) through September 30, 2021, we had a net loss $691,853, which consisted of formation and operating costs of $649,865, offset by interest income in bank of $9, change in fair value loss of over-allotment option liability of $61,353, fair value of forfeited over-allotment option $17,445, and interest earned on marketable securities held in Trust Account of $1,911.
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
Following the Initial Public Offering, the sale of the Private Placement Units, and the exercise of the over-allotment option by the underwriters, a total of $231,499,860 ($10.15 per Unit) was placed in the Trust Account. We incurred $13,056,080 in Initial Public Offering related costs, including $4,561,574 of underwriting fees, $7,982,754 of deferred underwriting fees and $511,752 of other costs.

For the period from January 5, 2021 (inception) through September 30, 2021, cash used in operating activities was $808,986. Net loss of $691,853 was affected by the change in fair value loss of the of the over-allotment of $61,353, fair value of forfeited over-allotment option $17,445, and the interest earned on marketable securities held in Trust Account of $1,911. Changes in operating assets and liabilities used $159,130 of cash for operating activities.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)2020-06,
Debt — Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU2020-06eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU2020-06amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU2020-06is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU2020-06would have on our financial position, results of operations or cash flows.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined
inRules13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal controls over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this form
10-Q
present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, other than noted below, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with the Company’s initial public offering, we accounted for a portion of the proceeds received from the offering as stockholders’ deficit. Following the SEC’s guidance on this issue, management has identified errors made in its historical financial statements and performed a quantitative assessment under SAB 99, concluding a restatement is required of the Company’s financial statements to classify such amount as Class A common stock subject to possible redemption and a material weakness in our internal controls over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of
thisForm10-Q.
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

SOFTWARE ACQUISITION GROUP INC. III

Date: February 14, 2022	By:	/s/ Jonathan S. Huberman
	Name:	Jonathan S. Huberman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)