Form 10-Q
period 2022-03-31
Software Acquisition Group Inc. III
filed 2022-05-16
CIK 1841800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 13, 20
22, there were 22,807,868 shares of Class A common stock, $0.0001 par value, and 5,701,967 shares of Class B common stock, $0.0001 par value, issued and outstanding

SOFTWARE ACQUISITION GROUP INC. III
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and for the period from January 5, 2021 (inception) through March 31, 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from January 5, 2021 (inception) through March 31, 2021 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 5, 2021 (inception) through March 31, 2021 (Unaudited)	4
Notes to Condensed Unaudited Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23
i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SOFTWARE ACQUISITION GROUP INC. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$90,183	$288,108
Prepaid expenses	384,900	410,111

Total Current Assets	475,083	698,219
Prepaid expenses, non-current	91,667	160,417
Cash and Marketable securities held in Trust Account	231,529,974	231,506,662

TOTAL ASSETS	$232,096,724	$232,365,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,917,575	$1,306,281

Total Current Liabilities	1,917,575	1,306,281
Promissory note - related party	300,000	—
Deferred underwriting fee payable	7,982,754	7,982,754

Total Liabilities	10,200,329	9,289,035

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 22,807,868 shares at redemption value at March 31, 2022 and December 31, 2021	231,499,860	231,499,860
Stockholders’ Deficit		—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none shares issued and outstanding, and 22,807,868 subject to possible redemption at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,701,967 shares issued and outstanding at March 31, 2022 and December 31, 2021	570	570
Additional paid-in capital	—	—
Accumulated deficit	(9,604,035)	(8,424,167)

Total Stockholders’ Deficit	(9,603,465)	(8,423,597)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$232,096,724	$232,365,298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from January 5, 2021 (Inception) Through March 31, 2021
Operating and formation costs	$1,203,180	$1,000

Loss from operations	(1,203,180)	(1,000)
Other income:
Interest earned on marketable securities held in Trust Account	23,312	—

Total other income	23,312	—

Net loss	$(1,179,868)	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	22,807,868	—

Basic and diluted net loss per share, Class A	$(0.04)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,701,967	5,000,000

Basic and diluted net loss per share, Class B	$(0.04)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,701,967	$570	$—	$(8,424,167)	$(8,423,597)
Net loss	—	—	—	—	—	(1,179,868)	(1,179,868)

Balance – March 31, 2022	—	$—	5,701,967	$570	$—	$(9,604,035)	$(9,603,465)

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from January 5, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(1,179,868)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,312)	—
Changes in operating assets and liabilities:
Prepaid expenses	93,961	—
Accrued expenses	611,294	1,000

Net cash used in operating activities	(497,925)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	300,000	94,937
Payment of offering costs	—	(94,937)

Net cash provided by financing activities	300,000	25,000

Net Change in Cash	(197,925)	25,000
Cash – Beginning	288,108	—

Cash – Ending	$90,183	$25,000

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$115,009

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity from January 5, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on July 28, 2021. On August 2, 2021, the Company consummated the Initial Public Offering of 20,000,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000 which is described in Note

.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Software Acquisition Holdings III, LLC (the “Sponsor”), generating gross proceeds of $9,000,000, which is described in Note

.
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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
If the Company is unable to complete a Business Combination by February 2, 2023

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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had $90,183 in its operating bank accounts, $231,529,974 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,412,378. As of March 31, 2022, approximately $30,114 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target business, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 is not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Reclassifications
Certain reclassifications have been made to the historical financial statements to conform to the current year’s presentation. Such reclassifications have no effect on net income (loss) as previously reported
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from January 5, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(943,894)	$(235,974)	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	22,807,868	5,701,967	—	5,000,000
Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)	$—	$(0.00)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note
8
).
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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Other Receivable – Related Party
On August 23, 2021, the Company paid a charge in the amount of $5,541 on behalf of an affiliated entity. This amount is included in other receivable – related party. The Company was subsequently reimbursed in full subsequent to March 31, 2022, prior to the issuance of these condensed consolidated financial statements.
Administrative Support Agreement
The Company agreed, commencing on July 28, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of up to $15,000 per month for office space, administrative and shared personnel support. For the three months ended March 31, 2022, the Company incurred and paid $45,000 in fees for these services. For the period from January 5, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.
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
On February 9, 2022, the Sponsor agreed to loan the Company $300,000 pursuant to a new promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. As of March 31, 2022, there was $300,000 outstanding under the Promissory Note.
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
On February 9, 2022, the Sponsor agreed to loan the Company $300,000 pursuant to a new promissory note (the “Working Capital Loan”). The Working Capital Loan is
non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the Working Capital Loan may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant.
Health Insurance — Related Party
On December 15, 2021, the Company reimbursed the Sponsor
$86,549
of health insurance and other benefits for its officers and administrative staff for the year 2022.
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
As of March 31, 202
2
 and December 31, 2021, the Company’s contingent legal fees amounted to approximately $1,300,000 and $981,000, respectively. These fees will only become due and payable upon the consummation of an initial Business Combination.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Registration Rights
Pursuant to a registration rights agreement entered into on July 28, 2021, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements. This agreement has been subsequently amended and restated.
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
Business Combination Agreement
On February 15, 2022, the Company entered into an agreement with a vendor for investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to (i) the aggregate principal amount of securities issued at the closing of such transaction multiplied by i) 2% if it is an equity or debt security or ii) 1% if it is a convertible debt security. In addition to any fees that may be payable to the vendor, the Company will reimburse the vendor for all reasonable expenses in connection with the agreement.
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
Period”).

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 22,807,868 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,701,967 shares of Class B common stock issued and outstanding.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$231,529,974	$231,506,662
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
Amendment to Merger Agreement
On April 20, 2022, SWAG, Merger Sub and Nogin entered into the Amendment to the Merger Agreement (the “MA Amendment”). The MA Amendment reflects the parties’ agreement to lower the cash consideration amount from $20 million to $15 million and increase the share consideration in a proportionate amount.
PIPE Subscription Agreements
On April 19, 2022, SWAG, certain guarantors named therein (the “Notes Guarantors”) and certain investors named therein (each, a “Subscriber” and collectively, the “Subscribers”), entered into subscription agreements (each, a “PIPE Subscription Agreement” and collectively, the “PIPE Subscription Agreements”) pursuant to which SWAG agreed to issue and sell, at the par value of the notes, to the Subscribers immediately prior to the closing of the Merger (i) up to an aggregate principal amount of $75 million of 7.00% Convertible Senior Notes due 2026 (the “Convertible Notes”) convertible into shares of SWAG Class A common stock, par value $0.0001 per share (“SWAG Common Stock”), and (ii) an aggregate of 1.5 million warrants (the “PIPE Warrants”) with each whole PIPE Warrant entitling the holder thereof to purchase one share of SWAG Common Stock (the transactions described in clauses (i) and (ii), collectively, the “PIPE Investment”). The Subscribers have agreed to purchase $65 million aggregate principal amount of the Convertible Notes, with a subsidiary of UBS Hedge Fund Solutions LLC (“UBS”) having the option to purchase up to an additional $10 million aggregate principal amount of the Convertible Notes (together with additional PIPE Warrants) pursuant to an “accordion feature” included in UBS’s PIPE Subscription Agreement. Jonathan Huberman, Chief Executive Officer of SWAG, has also executed a PIPE Subscription Agreement for $0.5 million aggregate principal amount of Convertible Notes. Subscribers will also receive a pro rata portion of the PIPE Warrants in connection with their respective commitments to purchase the Convertible Notes.
The PIPE Investment is conditioned on (i) the substantially contemporaneous closing of the Merger and the other Transactions as well as the execution of (x) an indenture governing the Convertible Notes (the “Indenture”) by and among SWAG, as issuer, the Notes Guarantors, as guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Trustee”) and related agreements securing the payment of the obligations under the Convertible Notes and the Indenture, and (y) a warrant agreement (the “PIPE Warrant Agreement”), by and between SWAG, as issuer, and Continental Stock Transfer & Trust Company, as warrant agent; (ii) certain minimum cash and liquidity requirements; (iii) representations and warranties of the parties to the PIPE Subscription Agreement being true and correct in all material respects as of the closing date of the Transactions (except where qualified as to materiality or otherwise); (iv) absence of material adverse effect with respect to SWAG or the Notes Guarantors, as applicable; and (v) other customary closing conditions. Up to $15 million of the proceeds from the PIPE Investment will be used to fund the cash consideration for the Merger. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
As of March 31, 202
2
 and December 31, 2021, the Company’s contingent legal fees amounted to approximately $1,300,000 and $981,000, respectively. These fees will only become due and payable upon the consummation of an initial Business Combination.
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

For the three months ended March 31, 2022, cash used in operating activities was $497,925. Net loss of $1,179,868 was affected by the interest earned on marketable securities held in Trust Account of $23,312 and changes in operating assets and liabilities which provided $705,255 of cash for operating activities.
For the period from January 5, 2021 (inception) through March 31, 2021, we did not use cash for operating activities.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.
Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06,”Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC on March 30, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

10.1	Sponsor Agreement, dated as of February 14, 2022, by and among Software Acquisition Holdings III, LLC, Software Acquisition Group Inc. III and Branded Online, Inc. dba Nogin(1)

10.2	Company Support Agreement, dated as of February 14, 2022, by and among Software Acquisition Group Inc., Branded Online, Inc. dba Nogin and the other parties signatory thereto(1)

10.3	Promissory Note(1)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

** Furnished.
(1) Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2022.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTWARE ACQUISITION GROUP INC. III

Date: May 16, 2022	By:	/s/ Jonathan S. Huberman
	Name:	Jonathan S. Huberman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)