Form 10-Q
period 2022-06-30
Software Acquisition Group Inc. III
filed 2022-08-15
CIK 1841800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number
:
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

12b-2

of the Exchange Act
.

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

12b-2

of the Exchange Act)
.    Yes  ☒    No  ☐
As of August
12
, 2022, there were 22,807,868 shares of Class A common stock, $0.0001 par value, and 5,701,967 shares of Class B common stock, $0.0001 par value, issued and outstanding

SOFTWARE ACQUISITION GROUP INC. III
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended June 30, 2022 and 2021, for the six months ended June 30, 2022 and for the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	4
Notes to Condensed Unaudited Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I – FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
SOFTWARE ACQUISITION GROUP INC. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$18,159	$288,108
Prepaid expenses	346,878	410,111
Other receivable-related party	5,000	—

Total Current Assets	370,037	698,219
Prepaid expenses, non-current	22,917	160,417
Cash and Marketable securities held in Trust Account	231,842,586	231,506,662

TOTAL ASSETS	$232,235,540	$232,365,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,500,875	$1,306,281
Income taxes payable	9,909	—
Advances from related parties	7,086	—
Promissory note – related party	400,000	—

Total Current Liabilities	2,917,870	1,306,281
Deferred underwriting fee payable	7,982,754	7,982,754

Total Liabilities	10,900,624	9,289,035

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 22,807,868 shares at redemption value	231,534,776	231,499,860
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none shares issued and outstanding, and 22,807,868 subject to possible redemption	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,701,967 shares issued and outstanding	570	570
Additional paid-in capital	—	—
Accumulated deficit	(10,200,430)	(8,424,167)

Total Stockholders’ Deficit	(10,199,860)	(8,423,597)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$232,235,540	$232,365,298

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 5, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
Operating and formation costs	$864,182	$(1)	$2,067,362	$999

(Loss) Income from operations	(864,182)	1	(2,067,362)	(999)

Other income:
Interest earned on marketable securities held in Trust Account	312,612	—	335,924	—

Total other income	312,612	—	335,924	—
(Loss) Income before provision for income taxes	(551,570)	1	(1,731,438)	(999)
Provision for income taxes	(9,909)	—	(9,909)	—

Net (loss) income	$(561,479)	$1	$(1,741,347)	$(999)

Basic and diluted weighted average shares outstanding, Class A common stock	22,807,868	—	22,807,868	—

Basic and diluted net loss per share, Class A	$(0.02)	$—	$(0.06)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	5,701,967	5,000,000	5,701,967	5,000,000

Basic and diluted net (loss) income per share, Class B	$(0.02)	$0.00	$(0.06)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	5,701,967	$570	$—	$(8,424,167)	$(8,423,597)
Net loss	—	—	—	—	—	(1,179,868)	(1,179,868)

Balance – March 31, 2022	—	—	5,701,967	570	—	(9,604,035)	(9,603,465)
Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(34,916)	(34,916)
Net loss	—	—	—	—	—	(561,479)	(561,479)

Balance – June 30, 2022	—	$—	5,701,967	$570	$—	$(10,200,430)	$(10,199,860)

FOR THE THREE MONTHS ENDED JUNE 30, 2021, AND FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021	—	—	5,750,000	575	24,425	(1,000)	24,000
Net income	—	—	—	—	—	1	1

Balance – June 30, 2021	—	$—	5,750,000	$575	$24,425	$(999)	$24,001

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOFTWARE ACQUISITION GROUP INC. III
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from January 5, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(1,741,347)	$(999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest earned on marketable securities held in Trust Account	(335,924)	—
Changes in operating assets and liabilities:
Prepaid expenses	200,733	—
Other receivable – related party	(5,000)	—
Accrued expenses	1,194,594	1,000
Income taxes payable	9,909	—

Net cash (used in) provided by operating activities	(677,035)	1

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Advances from related party	7,086	—
Proceeds from promissory note – related party	400,000	162,637
Payment of offering costs	—	(162,637)

Net cash provided by financing activities	407,086	25,000

Net Change in Cash	(269,949)	25,001
Cash – Beginning	288,108	—

Cash – Ending	$18,159	$25,001

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$169,054

Remeasurement of Class A common stock to redemption value	$34,916	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Software Acquisition Group Inc. III (the “Company or SWAG”) is a blank check company incorporated in Delaware on
 January 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).
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
As of June 30, 2022, the Company had not commenced any operations. All activity from January 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2022
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
If the Company is unable to complete a Business Combination by February 2, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Liquidity and Capital Resources
As of June 30, 2022, the Company had $18,159 in its operating bank accounts, $231,842,586 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,240,023. As of June 30, 2022, approximately $342,726 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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
JUNE 30, 2022
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 is not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.
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
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ (deficit) equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$228,078,680
Less:
Proceeds allocated to Public Warrants	(12,492,109)
Class A common stock issuance costs	(12,318,960)
Add:
Adjustment of carrying value to initial redemption value	28,232,249

Class A common stock subject to possible redemption, December 31, 2021	$231,499,860
Add:
Adjustment of carrying value to redemption value	—

Class A common stock subject to possible redemption, March 31, 2022	231,499,860
Add:
Adjustment of carrying value to redemption value	34,916

Class A common stock subject to possible redemption, June 30, 2022	$231,534,776
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The Company’s has analyzed the Public Warrants and Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480 (See Note 8).
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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Offering Costs
Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Shares were charged to stockholders’ (deficit) equity upon the completion of the Initial Public Offering. Offering costs amounted to $13,056,080, which were charged to stockholders’ (deficit) equity upon the completion of the Initial Public Offering. $12,318,960 were allocated to public shares and charged to temporary equity, and $737,120 was allocated to warrants and accounted for as equity.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”), requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was
1.8
% and
0.0
% for the three months ended June 30, 2022 and 2021, respectively, and
0.6
% and
0.0
% for the six months ended June 30, 2022 and for the period from January 5, 2021 (inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of
21
% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value of over-allotment option, merger and acquisition expenses, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Remeasurement associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 5, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$(449,183)	$(112,296)	$—	$1	$(1,393,078)	$(348,269)	$—	$(999)
Denominator:
Basic and diluted weighted average shares outstanding	22,807,868	5,701,967	—	5,000,000	22,807,868	5,701,967	—	5,000,000

Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$—	$0.00	$(0.06)	$(0.06)	$—	$(0.00)
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
JUNE 30, 2022
(Unaudited)

Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Executive Officer’s role at Nogin
Jonathan Huberman, the Chairman, CEO and CFO of the Company will become co-CEO and President of Branded Online, Inc. (d/b/a Nogin) (“Nogin”) at the close of the transaction.
Other Receivable – Related Party
On August 23, 2021, the Company paid a charge in the amount of $5,541 on behalf of an affiliated entity. This amount is included in other receivable – related party. The Company was reimbursed in full on October 25, 2021.
On April 5, 2022, the Company paid a charge in the amount of $5,000 on behalf of the affiliated entity. This amount is included in other receivable – related party on the condensed consolidated balance sheet as of June 30, 2022.
Advances from Related Parties
As of June 30, 2022, affiliates of the Company ha
ve
 paid for expenses totaling $7,086 on behalf of the Company. This amount is included in advances from related parties on the condensed consolidated balance sheet as of June 30, 2022.
Administrative Support Agreement
The Company agreed, commencing on July 28, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor or its designee a total of up to $15,000 per month for office space, administrative and shared personnel support. For the three and six months ended June 30, 2022, the Company incurred $45,000 and $90,000 in fees for these services, of which $15,000 were included in accrued expenses in the accompanying balance sheet as of June 30, 2022. For the three months ended June 30, 2021 and for the period from January 5, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.
Promissory Note — Related Party
On January 22, 2021, the Sponsor issued an unsecured promissory note to the Company (the
“IPO Promissory
 Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The
IPO

Promissory Note was
non-interest
bearing and as amended effective May 28, 2021, payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. The outstanding balance under the
IPO

Promissory Note of $174,060 was repaid at the closing of the Initial Public Offering on August 2, 2021.
On February 9, 2022, the Sponsor agreed to loan the Company $300,000 pursuant to a new promissory note (the “Promissory Note”). On May 31, 2022, the Sponsor agreed to loan the Company $100,000 pursuant to a new promissory note (the “New Promissory Note”, and together with the Promissory Note, the “Promissory Notes”). Each of the Promissory Notes are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. As of June 30, 2022, there was an aggregate of
 $400,000
outstanding under the Promissory Notes.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
On February 9, 2022, the Sponsor agreed to loan the Company $300,000 pursuant to the IPO Promissory Note, and on May 31, 2022, the Sponsor agreed to loan the Company an additional $100,000 pursuant to the New Promissory Note.
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
As of June 30, 2022 and December 31, 2021, the Company’s contingent legal fees amounted to approximately $1,800,000 and $981,000, respectively. These fees will only become due and payable upon the consummation of an initial Business Combination.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
IPO Underwriting Agreement
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

On June 28, 2022, the IPO Underwriting Agreement and related engagement letters were amended to reflect the agreed upon terms of the closing fee structure.
Pursuant to the terms of the amended IPO Underwriting Agreement, SWAG, Nogin, Jefferies LLC (“Jefferies”), Stifel Nicolaus & Company, Incorporated (“Stifel”) and J.Wood Capital Advisors LLC (“JWCA”) have agreed to a revised proposed structure (the “Closing Fee Structure”) in which Jefferies, Stifel and JWCA will receive cash or a mix of cash and stock payments in satisfaction of their respective transaction fees (including Jefferies’ Deferred Discount) at Closing depending on the rate of redemptions of shares of SWAG Common Stock by stockholders of SWAG prior to the time of Closing (the “Redemption Rate”). If the Redemption Rate is less than
80.00
%, then the respective transaction fees (including Jefferies’ Deferred Discount) will be payable in full in cash at Closing. Alternatively, if the Redemption Rate is greater than or equal to
80.0
%, then every dollar of the remaining cash funds in the Trust Account will be allocated as follows (the “Trust Account Allocation”): (i)
50.0
%, to the Post-Combination Company; (ii)
30.9
%, to Jefferies (
23.5
% attributable to the Deferred Discount (in the event of Redemption Rates greater than or equal to
85.0
%) and the remaining
7.4
% attributable to fees pursuant to Jefferies’ engagement as financial advisor to SWAG); (iii)
14.7
%, to Stifel (
12.8
% attributable to fees pursuant to Stifel’s engagement as financial advisor to Nogin and
1.9
% attributable to fees pursuant to Stifel’s engagement as financial advisor to SWAG); and (iv)
4.4
%, to JWCA (provided that
no
financial advisor would be entitled to receive more than its respective transaction fee, and any remaining amounts would be allocated to the Post-Combination Company). The respective transaction fees (excluding Jefferies’ Deferred Discount) will be payable (A) up to
75
% in cash, subject to the Trust Account Allocation (the “Engagement Letter Closing Partial Cash Fees”), and (B) at least
25
% in shares of the Post-Combination Company (the “Post-Closing Fee Shares”). If the Redemption Rate is less than
85.0
%, then the Deferred Discount will be payable
100
% in cash. If the Redemption Rate is greater than or equal to
85.0
%, then the Deferred Discount will be payable up to
100
% in cash, subject to the Trust Account Allocation (the “Deferred Discount Closing Partial Cash Fee” and, together with the Engagement Letter Closing Partial Cash Fees, the “Closing Partial Cash Fees”). To the extent the Trust Account Allocation does not result in full satisfaction of the respective Closing Partial Cash Fees, the Post-Combination Company will owe a “Deferred Post-Closing Cash Obligation” to such financial advisor. The Deferred Post-Closing Cash Obligations shall be due to the respective financial advisors at the earliest to occur of (x) the maturity date of the Convertible Notes, (y) the date on which all Convertible Notes have been repurchased, redeemed or converted, or (z) the closing of an equity issuance of the Post-Combination Company with net proceeds to the Post-Combination Company of at least $
25
million. In addition, each of the financial advisors will have the right, in its sole discretion, to receive shares of the Post-Combination Company (“Post-Closing Stock Fee Shares”) in satisfaction of all or any portion of such financial advisor’s Deferred Post-Closing Cash Obligation, to be issued at the fair market value of the Post-Combination Company’s common stock as determined by the immediately preceding five
-day volume weighted average price. Any portion of such financial advisor’s Post-Closing Cash Obligation that is not converted into the right to receive Post-Closing Stock Fee Shares will remain due and payable in cash. The Post-Combination Company’s payment of the Post-Closing Cash Obligation, including satisfaction of the Post-Closing Cash Obligation through the issuance of Post-Closing Stock Fee Shares, shall be subject in all respects to certain covenants under the Indenture, including the following: (A) the Post-Combination Company shall not pay any financial advisory or similar costs, fees and expenses associated with the Transactions in cash unless the net indebtedness of the Post-Combination Company is less than $
10
million; and (B) regardless of the fair market value of the Post-Combination Company’s common stock, the Post-Combination Company may not issue the Post-Closing Stock Fee Shares for an amount less than $
5.00
per share of common stock. SWAG, Nogin, Jefferies, Stifel and JWCA established the percentages in the Trust Account Allocation based on the relative sizes of their fees.
Merger Agreement
On February 14, 2022, Software Acquisition Group Inc. III, a Delaware corporation (“SWAG”), and Nuevo Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of SWAG (“Merger Sub”), entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”) with Branded Online, Inc. (d/b/a Nogin), a Delaware corporation (“Nogin”). If (i) the Merger Agreement is adopted and the transactions contemplated thereby, including the Merger, are approved by SWAG’s and Nogin’s stockholders and (ii) the Merger is subsequently completed, Merger Sub will merge with and into Nogin, with Nogin surviving the Merger as a wholly owned subsidiary of SWAG (the “Merger” and, along with the transactions contemplated in the Merger Agreement, the “Transactions”).
As part of the Transactions, holders of Nogin’s common stock and vested options will receive aggregate consideration of approximately $566.0 million, payable in (i) the case of Nogin’s stockholders, newly issued shares of SWAG Class A common stock, par value $0.0001 per share (“SWAG Class A common stock”), with a value ascribed to each share of SWAG Class A common stock of $10.00, and, at their election, a portion of $20.0 million of consideration payable in cash and (ii) the case of Nogin’s option holders, options of SWAG (collectively, the “merger consideration”).
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
JUNE 30, 2022
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
Registration Rights Agreement
The Merger Agreement contemplates that, at the Closing, SWAG and certain stockholders of Nogin and SWAG will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which SWAG will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of SWAG Class A common stock and other equity securities of SWAG that are held by the parties thereto from time to time. Pursuant to the Registration Rights Agreement, SWAG will agree to file a shelf registration statement registering the resale of the SWAG Class A common stock (including those held as of the effective time or issuable upon future exercise of the Private Placement Warrants) and the Private Placement Warrants (the “Registrable Securities”) under the Registration Rights Agreement within

15
days of the Closing. Up to four times total and up to twice in any12-month period, certain legacy Nogin stockholders and legacy SWAG stockholders may request to sell all or any portion of their Registrable Securities in an underwritten offering so long as the total offering price is reasonably expected to exceed

$
35

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
JUNE 30, 2022
(Unaudited)

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 22,807,868 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,701,967 shares of Class B common stock issued and outstanding.

SOFTWARE ACQUISITION GROUP INC. III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
JUNE 30, 2022
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
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$231,842,586	$231,506,662
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Software Acquisition Group Inc. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Software Acquisition Holdings III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
On June 28, 2022, the underwriters executed their respective amendments to their engagement letters with SWAG, Stifel executed its amended engagement letter with Nogin, and Jefferies executed its amended IPO Underwriting Agreement, in each case, reflecting the agreed upon terms of the closing fee structure.
As of June 30, 2022 and December 31, 2021, the Company’s contingent legal fees amounted to approximately $1,800,000 and $981,000, respectively. These fees will only become due and payable upon the consummation of an initial Business Combination.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 5, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net loss of $561,479, which consisted of formation and operating costs of $864,182 and provision for income taxes of $9,909, offset by interest earned on marketable securities held in Trust Account of $312,612.
For the six months ended June 30, 2022, we had a net loss of $1,741,347, which consisted of formation and operating costs of $2,067,362 and provision for income taxes of $9,909, offset by interest earned on marketable securities held in Trust Account of $335,924.
For the three months ended June 30, 2021, we had a net income of $1.
For the period from January 5, 2021 (inception) through June 30, 2021, we had a net loss of $999, which consisted of formation and operating costs.
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

For the six months ended June 30, 2022, cash used in operating activities was $677,035. Net loss of $1,741,347 was affected by the interest earned on marketable securities held in Trust Account of $335,924 and changes in operating assets and liabilities which provided $1,400,236 of cash for operating activities.
For the period from January 5, 2021 (inception) through June 30, 2021, cash provided by operating activities was $1. Net loss of $999 was affected by changes in operating liabilities which provided $1,000 of cash for operating activities.
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
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants upon consummation of the Business Combination at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
On February 9, 2022, the Sponsor agreed to loan the Company $300,000 pursuant to the IPO Promissory Note, and on May 31, 2022, the Sponsor agreed to loan the Company an additional $100,000 pursuant to the New Promissory Note.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
The underwriters are entitled to a deferred fee of $0.35 per share, or $7,982,754 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement, as amended.
On June 28, 2022, the underwriters executed their respective amendments to their engagement letters with SWAG, Stifel executed its amended engagement letter with Nogin, and Jefferies executed its amended IPO Underwriting Agreement, in each case, reflecting the agreed upon terms of the Closing Fee Structure.
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
Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of our condensed consolidated balance sheets.

Net Loss Per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from net loss per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU
No. 2020-06,”
Debt —Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
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
As required by Rules13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Form10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
and15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No.	Description of Exhibit

1.1*	Amendment to IPO Underwriting Agreement, dated June 28, 2022, by and between Software Acquisition Group Inc. III and Jefferies LLC.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOFTWARE ACQUISITION GROUP INC. III

Date: August 12, 2022	By:	/s/ Jonathan S. Huberman
	Name:	Jonathan S. Huberman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)