Form 10-Q
period 2022-09-30
Nogin, Inc.
filed 2022-11-14
CIK 1841800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from to

Commission File Number 001-40682

Nogin, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1370703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1775 Flight Way STE 400

Tustin, CA 92782

(949) 222-0209

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	NOGN	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	NOGNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 10, 2022, there were 66,694,295 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2022 titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the ability to maintain the listing of the shares of Common Stock and Warrants on Nasdaq;
•
litigation, complaints, product liability claims and/or adverse publicity;
•
privacy and data protection laws, privacy or data breaches, or the loss of data;
•
our ability to realize the benefits of the Business Combination (as defined below);
•
the impact of changes in customer spending patterns, customer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability; and
•
the impact of the COVID-19 pandemic on the financial condition and results of operations of the Company.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Nogin, Inc. and Subsidiaries

Form 10-Q

Table of Contents

Page
Part I - Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021	2
Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Deficit (unaudited) for the nine months ended September 30, 2022 and 2021	3
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021	4
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	43
Part II - Other Information	44
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosures	44
Item 5. Other Information	44
Item 6. Exhibits	45
Signatures	46

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nogin, Inc.

Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$15,827	$1,071
Accounts receivable, net	1,631	1,977
Related party receivables	8,477	5,356
Inventory	12,520	22,777
Prepaid expenses and other current assets	4,625	2,915
Total current assets	43,080	34,096
Restricted cash	1,500	3,500
Property and equipment, net	3,080	1,789
Intangible assets, net	939	1,112
Investment in unconsolidated affiliates	11,675	13,570
Other non-current asset	666	664
Total assets	$60,940	$54,731
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,200	$16,098
Due to clients	3,534	5,151
Related party payables	229	—
Accrued expenses and other liabilities	16,335	14,018
Total current liabilities	37,298	35,267
Line of credit	—	348
Long-term note payable, net	—	19,249
Convertible notes	74,486	—
Deferred tax liabilities	1,308	1,174
Other long-term liabilities	17,988	734
Total liabilities	131,080	56,772
Commitments and contingencies (Note 17)
CONVERTIBLE REDEEMABLE PREFERRED STOCK
Series A convertible, redeemable preferred stock, $0.0001 par value, 8,864,495 shares authorized, issued and outstanding, as of December 31, 2021	—	4,687
Series B convertible, redeemable preferred stock, $0.0001 par value, 6,944,093 shares authorized, 6,334,150 shares issued and outstanding, as of December 31, 2021	—	6,502

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 500,000,000 and 60,760,816 shares authorized; 66,694,295 and 39,621,946 shares issued and outstanding as of September 30, 2022 and December 31, 2021	7	4
Additional paid-in capital	9,233	4,358
Treasury stock	—	(1,330)
Accumulated deficit	(79,380)	(16,262)
Total stockholders’ deficit	(70,140)	(13,230)
Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$60,940	$54,731

See the accompanying notes to unaudited condensed consolidated financial statements.

Nogin, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net service revenue	$10,013	$9,071	$27,800	$31,242
Net product revenue	8,645	15,224	29,401	19,739
Net revenue from related parties	2,316	2,652	9,321	4,240
Total net revenue	20,974	26,947	66,522	55,221
Operating costs and expenses:
Cost of services (1)	6,304	5,250	17,496	16,721
Cost of product revenue (1)	7,956	6,049	23,363	7,957
Sales and marketing	925	528	2,111	1,205
Research and development	1,400	1,609	4,227	4,033
General and administrative	15,969	15,658	46,332	30,300
Depreciation and amortization	194	144	614	384
Total operating costs and expenses	32,748	29,238	94,143	60,600
Operating loss	(11,774)	(2,291)	(27,621)	(5,379)
Interest expense	(2,568)	(254)	(4,685)	(374)
Change in fair value of promissory notes	(1,995)	—	(4,561)	—
Change in fair value of derivative instruments	64	—	64	—
Change in fair value of unconsolidated affiliates	87	—	(1,895)	4,937
Change in fair value of convertible notes	(9,182)	—	(9,182)	—
Debt extinguishment loss	(1,885)	—	(1,885)	—
Other (loss) income, net	(1,574)	2,660	87	2,972
(Loss) Income before income taxes	(28,827)	115	(49,678)	2,156
Provision for income taxes	69	366	134	82
Net (loss) income	$(28,896)	$(251)	$(49,812)	$2,074

Net (loss) income per common share – basic	$(0.58)	$(0.01)	$(1.16)	$0.04
Net (loss) income per common share – diluted	$(0.58)	$(0.01)	$(1.16)	$0.04
Weighted average shares outstanding – basic	49,921,209	39,621,946	43,092,760	39,621,946
Weighted average shares outstanding – diluted	49,921,209	39,621,946	43,092,760	40,896,279

(1)
Exclusive of depreciation and amortization shown separately.

See the accompanying notes to unaudited condensed consolidated financial statements

Nogin, Inc.

Unaudited Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders' Deficit

(In thousands, except share data)

	Convertible Redeemable Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2020	2,042,483	$4,687	1,459,462	$6,502	9,129,358	$1	$4,308	$(1,330)	$(16,197)	$(13,218)
Retroactive application of reverse recapitalization (1)	6,822,012	—	4,874,688	—	30,492,588	3	(3)	—	—	—
Balance, December 31, 2020, as adjusted	8,864,495	4,687	6,334,150	6,502	39,621,946	4	4,305	(1,330)	(16,197)	(13,218)
Net loss	—	—	—	—	—	—	—	—	(1,494)	(1,494)
Balance, March 31, 2021	8,864,495	4,687	6,334,150	6,502	39,621,946	4	4,305	(1,330)	(17,691)	(14,712)
Stock-based compensation	—	—	—	—	—	—	32	—	—	32
Net income	—	—	—	—	—	—	—	—	3,819	3,819
Balance, June 30, 2021	8,864,495	4,687	6,334,150	6,502	39,621,946	4	4,337	(1,330)	(13,872)	(10,861)
Stock-based compensation	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	(251)	(251)
Balance, September 30, 2021	8,864,495	$4,687	6,334,150	$6,502	39,621,946	$4	$4,353	$(1,330)	$(14,123)	$(11,096)

Balance, December 31, 2021	2,042,483	$4,687	1,459,462	$6,502	9,129,358	$1	$4,361	$(1,330)	$(16,262)	$(13,230)
Retroactive application of reverse recapitalization (1)	6,822,012	—	4,874,688	—	30,492,588	3	(3)	—	—	—
Balance, December 31, 2021, as adjusted	8,864,495	4,687	6,334,150	6,502	39,621,946	4	4,358	(1,330)	(16,262)	(13,230)
Stock-based compensation	—	—	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	—	—	(9,942)	(9,942)
Balance, March 31, 2022	8,864,495	4,687	6,334,150	6,502	39,621,946	4	4,416	(1,330)	(26,204)	(23,114)
Stock-based compensation	—	—	—	—	—	—	25	—	—	25
Warrant issuance	—	—	—	—	—	—	713	—	—	713
Net loss	—	—	—	—	—	—	—	—	(10,973)	(10,973)
Balance, June 30, 2022	8,864,495	4,687	6,334,150	6,502	39,621,946	4	5,154	(1,330)	(37,177)	(33,349)
Stock-based compensation	—	—	—	—	—	—	17	—	—	17
Net settlement of liability classified warrants into common stock	—	—	—	—	202,680	—	1,706	—	—	1,706
Net settlement of equity classified warrants into common stock	—	—	—	—	559,051	—	—	—	—	—
Exercise of stock options	—	—	—	—	199,147	—	84	—	—	84
Conversion of redeemable convertible preferred stock to common shares and cancellation of treasury shares	(8,864,495)	(4,687)	(6,334,150)	(6,502)	15,198,645	2	9,857	1,330	—	11,189
Reverse capitalization, net of transaction costs	—	—	—	—	10,864,076	1	(8,439)	—	(13,307)	(21,745)
Equity classified warrants issued with PIPE convertible notes	—	—	—	—	—	—	366	—	—	366
Common stock issued to settle PIPE convertible note issuance costs	—	—	—	—	48,750	—	488	—	—	488
Net loss	—	—	—	—	—	—	—	—	(28,896)	(28,896)
Balance, September 30, 2022	—	$—	—	$—	66,694,295	$7	$9,233	$—	$(79,380)	$(70,140)

(1)
As part of the Business Combination (as disclosed in Note 1), all share information has been retrospectively adjusted using the exchange ratio stipulated by the Merger Agreement.

See the accompanying notes to unaudited condensed consolidated financial statements

Nogin, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,812)	$2,074
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	614	384
Amortization of debt issuance costs and discounts	2,154	42
Debt issuance costs expensed under fair value option	2,034	—
Amortization of contract acquisition costs	—	362
Stock-based compensation	100	48
Deferred income taxes	134	—
Change in fair value of unconsolidated affiliates	1,895	(4,937)
Change in fair value of warrant liability	717	—
Change in fair value of promissory notes	4,561	—
Change in fair value of convertible notes	9,182	—
Change in fair value of derivatives	(64)	—
Loss on extinguishment of debt	1,885	—
Settlement of deferred revenue	(1,611)	—
Gain on extinguishment of PPP loan	—	(2,266)
Other	(321)	74
Changes in operating assets and liabilities:
Accounts receivable	346	1,605
Related party receivables	(3,120)	(4,587)
Inventory	10,257	(17,935)
Prepaid expenses and other current assets	(4,037)	(1,130)
Accounts payable	1,875	10,933
Due to clients	(1,617)	(9,204)
Related party payables	229	—
Accrued expenses and other liabilities	(688)	1,932
Net cash used in operating activities	(25,287)	(22,605)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,744)	(558)
Investment in unconsolidated affiliates	—	(1,500)
Net cash used in investing activities	(1,744)	(2,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	84	—
Proceeds from business combination, net of issuance costs	1,375	—
Proceeds from long-term notes payable	—	10,000
Payment of long-term notes payable	(20,950)	—
Proceeds from promissory notes	8,000	—
Proceeds from promissory notes – related parties	2,175	—
Payment of promissory notes	(12,033)	—
Payment of promissory notes – related parties	(3,130)	—
Payment of debt issuance costs	(397)	(125)
Proceeds from PIPE convertible note issuance	65,500	—
Prepayment and other fees paid upon early settlement of debt	(489)	—
Proceeds from line of credit	114,981	121,251
Repayments of line of credit	(115,329)	(116,251)
Net cash provided by financing activities	39,787	14,875
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	12,756	(9,788)
Beginning of period	4,571	16,168
End of period	$17,327	$6,380

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,231	$49
Cash paid for taxes	210	—
Non Cash Investing and Financing Activities
Issuance of common stock to settle transaction and advisory costs	3,588	—
Deferred transaction and advisory fees	10,979	—
Cash election consideration payable at closing of Business Combination	9,198	—
Conversion of redeemable convertible preferred stock into common stock	11,189	—
Net settlement of liability classified warrants	1,706	—

SCHEDULE OF CASH AND RESTRICTED CASH
Cash	$15,827	$4,380
Restricted cash	1,500	2,000
Total cash and restricted cash	$17,327	$6,380

See the accompanying notes to unaudited condensed consolidated financial statements

1.
DESCRIPTION OF BUSINESS

Nogin (the “Company”) is an e-commerce, technology platform provider that delivers Commerce-as-a-Service (“CaaS”) solutions as a headless, flexible full stack enterprise commerce platform with cloud services and optimizations along with experts for brands and retailers that provide a unique combination of customizability and sales efficiency. The Company manages clients’ front-to-back-end operations so clients can focus on their business. The Company’s business model is based on providing a comprehensive e-commerce solution to its customers on a revenue sharing basis. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Nogin” and the “Company” refer to the business and operations of Legacy Nogin (as defined below) and its consolidated subsidiaries prior to the Business Combination (as defined below) and to Nogin, Inc. (formerly known as Software Acquisition Group Inc. III) and its consolidated subsidiaries following the consummation of the Business Combination.

The Company’s headquarters and principal place of business are in Tustin, California.

Business Combination

On August 26, 2022 (the “Closing Date”), the Company completed its previously announced Business Combination pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2022 (as amended on April 19, 2022 and August 26, 2022), by and among the Company (formerly known as Software Acquisition Group Inc. III (“SWAG”)), Nuevo Merger Sub, Inc., a wholly owned subsidiary of SWAG (“Merger Sub”), and Branded Online, Inc. dba Nogin (“Legacy Nogin”). Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Nogin, with Legacy Nogin surviving the Business Combination as a wholly owned subsidiary of the Company (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

While Legacy Nogin became a wholly-owned subsidiary of the Company, Legacy Nogin was deemed to be the acquirer in the Business Combination for accounting purposes. Accordingly, the Business Combination was accounted for as a reverse recapitalization, in which case the condensed consolidated financial statements of the Company represent a continuation of Legacy Nogin and the issuance of common stock and cash consideration in exchange for the net assets of SWAG recognized at historical costs and no recognition of goodwill or other intangible assets. Operations prior to the Business Combination are those of Legacy Nogin and all share and per-share data included in these condensed consolidated financial statements have been retroactively adjusted to give effect to the Business Combination.

As a result of the Business Combination, equityholders of Legacy Nogin received approximately 54.3 million shares of the Company’s common stock (“Common Stock”) and cash consideration of $15.0 million, of which $10.9 million was deferred on the Closing Date (Note 9).

The treatment of the Business Combination as a reverse recapitalization was based on the stockholders of Legacy Nogin holding the majority of voting interests of the Company, Legacy Nogin’s existing management team serving primarily as the initial management team of the Company, Legacy Nogin’s appointment of the majority of the initial board of directors of the Company and Legacy Nogin’s operations comprising the ongoing operations of the Company.

In connection with the Business Combination, the Company received proceeds of approximately $58.8 million from SWAG’s trust account, net of redemptions by SWAG’s public shareholders, as well as approximately $65.5 million in proceeds from the contemporaneous issuance of convertible notes (the “Convertible Notes”). The aggregate cash raised has been and will be used for general business purposes, the paydown of Legacy Nogin’s outstanding debt, the payment of transaction costs and the payment of the cash consideration.

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of convertible redeemable preferred stock and stockholders’ deficit for the nine months ended September 30, 2022:

Recapitalization
Cash - SWAG trust and cash, net of redemptions	58,841
Cash - PIPE equity financing	1,052
Less: Transaction and advisory fees paid in cash	(54,409)
Less: Cash election consideration paid in cash at the Closing Date	(4,109)
Net proceeds from Business Combination	1,375
Plus: Issuance of common stock to settle certain transaction costs	3,588
Less: non-cash items charged against additional paid-in capital	(17,510)
Less: Deferred cash election consideration (Note 9)	(9,198)
Net contributions from Business Combination and PIPE equity financing	(21,745)

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination was as follows:

Number of Shares
SWAG Common Stock, outstanding prior to the Business Combination	28,509,835
Less: Redemption of SWAG shares	(17,021,595)
SWAG Common Stock	11,488,240
Shares issued in PIPE equity financing	517,079
Shares issued to financial advisors to settle transaction and issuance costs	407,500
Business Combination and PIPE equity financing shares	12,412,819
Nogin shares	54,281,476
Total shares of common stock immediately after Business Combination	66,694,295

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2021, which are included in the Company’s registration statement on Form S-1 filed with the SEC on September 16, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022, or for any future annual or interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

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

Liquidity

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business.

Prior to the Business Combination, the Company’s available liquidity and operations were financed through equity contributions, line of credit, promissory notes and cash flow from operations. Subsequent to the Business Combination, the Company expects to fund operations through equity contributions and cash flow from operations.

In the third quarter of 2022, the impacts from the Company's inventory purchases, which began in 2021, were adversely affected by supply chain challenges which have led to lower revenue and cash flow from operating activities. To address the resulting cash flow challenges, the Company has implemented a comprehensive cost reduction and performance improvement program, including reduced headcount and elimination of certain discretionary and general and administrative expenses.

As of September 30, 2022, we had cash and restricted cash of $15.8 million and $1.5 million, respectively, which consists of amounts held as bank deposits. The Company believes its existing cash and restricted cash, together with the cash we expect to generate from future operations, will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months. The Company believes it has the ability to continue as a going concern. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. At the onset of COVID-19, the Company anticipated an impact to the business, its financial conditions and results of operations. The Company applied for and was granted a Paycheck Protection Plan (“PPP”) loan. In addition, the Company has taken a number of actions to mitigate the impacts of the COVID-19 pandemic on its business. The Company witnessed a large shift in consumer spending from retail stores to online stores, and as a result, there were no significant declines in revenue for the periods presented. However, the impacts of the COVID-19 pandemic will depend on future developments, including the duration and spread of the pandemic. These developments and the impacts of the COVID-19 pandemic on the financial markets and overall economy are highly uncertain and cannot be predicted.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The Company prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the allowance for credit losses and revenue recognition, including variable consideration for estimated reserves for returns and other allowances. Management bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.

Accounts Receivable

The allowance for doubtful accounts was $425 thousand as of September 30, 2022 and $406 thousand as of December 31, 2021.

Inventory

Inventory is comprised entirely of finished goods for resale. The reserve for returns was $326 thousand as of September 30, 2022 and $532 thousand as of December 31, 2021.

Concentration of Risks

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, restricted cash and accounts receivables. The Company maintains cash balances at financial institutions. Amounts on deposit at these institutions are secured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has had bank deposits in excess of the FDIC's insurance limit. The Company has not experienced any losses in its cash accounts to date. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. As of September 30, 2022, receivables from two customers amounted to $0.7 million (or 8% of accounts receivable) and $7.7 million (or 80% of accounts receivable). As of December 31, 2021, receivables from two customers amounted to $1.1 million (or 15% of accounts receivable) and $5.4 million (or 73% of accounts receivable).

Major Customers

For the nine months ended September 30, 2022, revenue from three customers amounted to $21.3 million (or 32% of total revenue), $9.6 million (or 14% of total revenue), and $6.2 million (or 9% of total revenue). For the nine months ended September 30, 2021, revenue from three customer amounted to $14.1 million (or 25% of total revenue), $10.8 million (or 19% of total revenue), and $7.1 million (or 13% of total revenue).

Major Suppliers

For the nine months ended September 30, 2022, three vendors accounted for $8.0 million (or 12% of total operating expense purchases), $6.8 million (or 10% of total operating expense purchases) and $6.3 million (or 9% of total operating expense purchases). For the nine months ended September 30, 2021, three vendors accounted for $5.5 million (or 17% of total operating expense purchases), $4.0 million (or 13% of total operating expense purchases) and $2.8 million (or 9% of total operating expense purchases).

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes” (ASC 740). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

Revenue Recognition

Revenue is accounted for using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

In accordance with ASC Topic 606, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

•
Identification of a contract with a customer,
•
Identification of the performance obligations in the contract,
•
Determination of the transaction price,
•
Allocation of the transaction price to the performance obligations in the contract, and
•
Recognition of revenue when or as the performance obligations are satisfied.

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform, customer service support, photography services, warehousing, and fulfillment. Most of the contracts of the Company with customers contain multiple promises, which may result in multiple performance obligations, while others are combined into one performance obligation. For contracts with customers, the Company accounts for individual promises separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors.

The Company has concluded the sale of goods and related shipping and handling on behalf of our customers are accounted for as a single performance obligation, while the expenses incurred for actual shipping charges are included in cost of sales.

The Company’s revenue is mainly commission fees derived from contractually committed gross revenue processed by customers on the Company's e-commerce platform. The Company is acting as an agent in these arrangements and customers do not have the contractual right to take possession of the Company's software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.

CaaS Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers' inventory or any credit risks relating to the products sold.

Variable consideration is included in revenue for potential product returns. The Company uses an estimate to constrain revenue for the expected variable consideration at each period end. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of returns. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. The estimated reserve for returns is included on the balance sheet in accrued expenses with changes to the reserve in revenue on the accompanying statement of operations. The reserve for returns as of September 30, 2022 was $0.7 million and as of December 31, 2021 was $1.8 million.

In most cases the Company acts as the merchant of record, resulting in a due to client liability (discussed below). However, in some instances, the Company may perform services without being the merchant of record in which case there is a receivable from the customer.

Payment terms and conditions are generally consistent for customers, including credit terms to customers ranging from seven days to 60 days, and the Company’s contracts do not include any significant financing component. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net revenue in the condensed consolidated statements of operations.

Commerce as a Service

As noted above, the Company’s main revenue stream is CaaS revenue in which it receives commission fees derived from contractually committed gross revenue processed by customers on the Company's e-commerce platform. Consideration for online sales is collected directly from the end customer by the Company and amounts not owed to the Company are remitted to the customer. Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers' inventory or any credit risks relating to the products sold.

Product sales

Under two licensee agreements, the Company is the owner of inventory and reseller of record. As a result, the Company is the principal in sales to end customers and records these revenues on a gross basis at a point in time.

Fulfillment services

Revenue for business-to-business (“B2B”) fulfillment services is recognized on a gross basis either at a point in time or over a point in time. For example, inbound and outbound services are recognized when the service is complete, while monthly storage services are recognized over the service period.

Marketing services

Revenue for marketing services is recognized on a gross basis as marketing services are complete. Performance obligations include providing marketing and program management such as procurement and implementation.

Shipping services

Revenue for shipping services is recognized on a gross basis as shipments are completed and products are shipped to end customers.

Set up and implementation services

The Company provides set up and implementation services for new clients. The revenue is recognized on a gross basis at the completion of the service, with the unearned amounts received for incomplete services recorded as deferred revenue, if any.

Other services

Revenue for other services such as photography, business to customer (“B2C”) fulfillment, customer service, development and web design are reimbursable costs and recognized on the gross basis, and are services rendered as part of the performance obligations to clients for which an online platform and online orders are managed. All reimbursable costs are the responsibility of the Company as the Company uses such services to fulfill its performance obligations.

Cost of services

Cost of services reflects costs directly related to providing services under the master service agreements with customers, which primarily includes service provider costs directly related to processing revenue transactions, marketing expenses and shipping and handling expenses which correspond to marketing and shipping revenues, as well as credit card merchant fees. Cost of services is exclusive of depreciation and amortization and general salaries and related expenses.

Cost of product revenue

Cost of product revenue reflects costs directly related to selling inventory acquired from select clients, which primarily includes product cost, warehousing costs, fulfillment costs, credit card merchant fees and third-party royalty costs. Cost of product revenue is exclusive of depreciation and amortization and general salaries and related expenses.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842), a comprehensive new lease recognition standard which will supersede previous existing lease recognition guidance. Under the standard, lessees will need to recognize a right-of use asset and a lease liability for leases with terms greater than twelve months. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will be required to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022 and requires a modified retrospective adoption. The Company is currently evaluating the impact the adoption of this standard will have on the financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2022 and interim periods within fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact the adoption of this standard will have on the financial statements.

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes and changes in tax laws or rates, as well as clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company beginning January 1, 2022. The Company has adopted this guidance and there was not a material impact on the financial statements.

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which improves Convertible Instruments and Contracts in an Entity’s Own Equity and is expected to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it.

The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 is effective for the Company beginning January 1, 2024, with early adoption permitted as of January 1, 2021. The Company early adopted the provisions of ASU 2020-06 effective January 1, 2022. There was no impact to the Company’s financial statements as a result of adoption.

Other recently issued accounting standards are not expected to have a material effect on the Company's financial statements.

3.
PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Furniture and equipment	$3,880	$2,160
Leasehold Improvements	536	536
Property, plant, and equipment, gross	4,416	2,696
Less accumulated depreciation	(1,336)	(907)
Property and equipment, net	$3,080	$1,789

Depreciation expense for property and equipment for the nine months ended September 30, 2022 and 2021 was $445 thousand and $348 thousand, respectively.

4.
INTANGIBLE ASSETS

The Company entered into a three-year master service agreement with a new customer for a $2.0 million contract acquisition fee on July 16, 2018. The agreement resulted in the acquisition of nine new contracts with different companies and brands. The cost is amortized over a three-year period, which ended in 2021.

In connection with the Betabrand acquisition (Note 11), the Company’s amortization expense for capitalized software for the nine months ended September 30, 2022 and 2021 was $169 thousand and $36 thousand, respectively.

As of September 30, 2022 and December 31, 2021, intangible assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Contract acquisition cost	$2,000	$2,000
Software	1,175	1,174
	3,175	3,174
Less: Accumulated amortization	(2,236)	(2,062)
Intangible assets-net	$939	$1,112

5.
INVESTMENT IN UNCONSOLIDATED AFFILIATES

On April 6, 2021, the Company and Tiger Capital Group, LLC (“Tiger Capital”) formed a joint venture, Modcloth Partners, LLC. (“Modcloth”). The Company and Tiger Capital each contributed $1.5 million into Modcloth and the Company will own 50% of the outstanding membership units. Tiger Capital will provide the financing for the inventory, while the Company entered into a Master Services Agreement (“MSA”) with Modcloth to provide the eCommerce services (see Note 12). The Company accounts for its investment in ModCloth under the fair value option of accounting. As of September 30, 2022 and December 31, 2021, the investment balance related to ModCloth was $4.5 million and $6.4 million, respectively, and was included in investment in unconsolidated affiliates on the condensed consolidated balance sheets. For the nine months ended September 30, 2022, the Company recorded a fair value adjustment related to its ModCloth investment of $1.9 million included in changes in fair value of unconsolidated affiliates on the condensed consolidated statements of operations.

On December 31, 2021, the Company and CFL Delaware, Inc. (“CFL”) formed a joint venture, IPCO, whereby Nogin contributed certain assets acquired from the BTB (ABC), LLC (“Betabrand”) acquisition (see Note 11) and entered into a MSA with IPCO to provide certain eCommerce services, marketing, photography, customer service and merchant credit card monitor fraud services (Note 12); and CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company accounts for its investment in IPCO under the fair value option of accounting. As of September 30, 2022 and December 31, 2021, the investment balance related to IPCO was $7.2 million and $7.1 million, respectively, and was included in investment in unconsolidated affiliates on the condensed consolidated balance sheets. For the nine months ended September 30, 2022, the Company recorded $1.6 million to other income, net related to the settlement of deferred revenue related to sale of finished inventory to IPCO. In addition, the Company recorded a fair value adjustment related to its IPCO investment of $45 thousand included in changes in fair value of unconsolidated affiliates on the condensed consolidated statement of operations for the nine months ended September 30, 2022.

The following table presents summarized financial information for the joint ventures for the three and nine months ended September 30, 2022 and as of September 30, 2022 and December 31, 2021 (in thousands):

	Modcloth		IPCO
	Nine months ended	Three months ended	Nine months ended	Three months ended
	September 30, 2022	September 30, 2022	September 30, 2022	September 30, 2022
Net revenue	$12,172	$2,822	$18,558	$4,991
Gross margin	5,242	1,245	14,190	3,943
Net loss	(3,642)	(1,111)	(1,767)	(461)

	Modcloth		IPCO
	As of September 30, 2022	As of December 31, 2021	As of September 30, 2022	As of December 31, 2021
Current assets	$3,878	$5,009	$3,759	$2,596
Long term assets	6,202	6,303	5,672	6,130
Current liabilities	13,379	8,539	7,300	1,699
Long term liabilities	3,292	5,698	—	—

The Company’s ModCloth and IPCO investments are Level 3 fair value measurement. The Company utilized the following valuation methods to conclude on the fair value as of September 30, 2022:

- Discounted Cash Flow – The key unobservable input utilized was a discount rate of 17.4% for Modcloth and 19.0% for IPCO.

- Guideline Public Company Method – The Company utilized a revenue multiple of 0.78x for Modcloth and 0.28x for IPCO on current period forecasted revenues. The revenue multiple was derived from public peers of the Company.

- Guideline Transaction Method – The Company utilized a revenue multiple of 0.80x for Modcloth and 0.29x for IPCO on current period forecasted revenues. The revenue multiple was derived from public transactions in which the target companies were similar to the Company.

The following table summarizes the changes in the ModCloth and IPCO investment Level 3 fair value measurement (in thousands):

	Modcloth	IPCO
Balance as of December 31, 2021	$6,437	$7,133
Change in fair value	(1,940)	45
Balance as of September 30, 2022	$4,497	$7,178

6.
CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash election consideration payable	5,000	—
Deferred revenue	2,381	4,524
Deferred rent	2,040	1,573
Payroll and other employee costs	1,678	2,196
Accrued transaction costs	940	1,750
Sales tax payable	737	1,113
Accrued interest	456	—
Other accrued expenses and current liabilities	3,103	2,862
Total	16,335	14,018

Other long-term liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Deferred transaction costs payable	10,979	—
Cash election consideration payable	3,865	—
Standby agreement derivative liability	1,900	—
Deferred PIPE issuance costs payable	1,160	—
Warrant liability	—	561
Other long-term liabilities	84	173
Total	17,988	734

7.
LONG-TERM DEBT

Convertible Notes and Indenture

On April 19, 2022, the Company, certain guarantors named therein (the “Notes Guarantors”) and certain investors named therein (each, a “Subscriber” and collectively, the “Subscribers”), entered into subscription agreements (each, a “PIPE Subscription Agreement” and collectively, the “PIPE Subscription Agreements”) pursuant to which the Company agreed to issue and sell to the Subscribers immediately prior to the closing of the Business Combination (i) up to an aggregate principal amount of $75.0 million of 7.00% Convertible Senior Notes due 2026 (the “Convertible Notes”) at par value of the notes and (ii) up to an aggregate of 1.5 million warrants (the “PIPE Warrants”) with each whole PIPE Warrant entitling the holder thereof to purchase one share of Common Stock

On August 26, 2022, immediately prior to the closing of the Business Combination (the “Closing”), the Company issued $65.5 million aggregate principal amount of Convertible Notes and, as contemplated by the PIPE Subscription Agreements, the Company, the Note Guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an Indenture governing the Convertible Notes (the “Indenture”). The Convertible Notes were offered in a private placement under the Securities Act, pursuant to the PIPE Subscription Agreements. The Convertible Notes will mature on September 1, 2026 (the “Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms, and will accrue interest at a rate of 7.00% per annum, payable in cash. The Convertible Notes may be converted at any time (in whole or in part) into shares of Common Stock, at the option of the holder of such Convertible Note, based on the applicable conversion rate at such time. The initial conversion price is approximately $11.50 per share of Common Stock, based on an initial conversion rate of 86.9565 shares of Common Stock per $1,000 principal amount of Convertible Notes. For conversions with a conversion date on or after the first anniversary of the closing of the Transactions and prior to the regular record date immediately preceding the Maturity Date, the conversion consideration will also include an interest make-whole payment equal to the remaining scheduled payments of interest on the Convertible Note being converted through the Maturity Date. The Company will be able to elect to make such interest make-whole payment in cash or in Common Stock, subject to certain conditions. The conversion rate is subject to adjustments set forth in the Indenture, including conversion rate resets (x) on August 27, 2023, September 26, 2023 and September 26, 2024 and (y) following the consummation of certain equity and equity-linked offerings by the Company and sales of certain equity and equity-linked securities by certain shareholders of the Company. On August 27, 2023, the conversion rate will reset to the greater of (i) the then- current conversion rate and (ii) if the Standby Capital VWAP Sale Price (as defined below) is less than or equal to $7.50, the quotient of (x) $1,000 and (ii) the volume weighted average sale price of shares of Common Stock sold under the Standby Agreement (as defined below) (the “Standby Capital VWAP Sale Price”). As of September 30, 2022, the Standby Capital VWAP Sale Price was $2.40.

Each holder of a Convertible Note will have the right to cause the Post-Combination Company to repurchase for cash all or a portion of the Convertible Notes held by such holder upon the occurrence of a “Fundamental Change” (as defined in the Indenture) at a price equal to (i) on or before September 26, 2023, 100% of the original principal amount of such Convertible Note, and (ii) from and after September 26, 2023, 100% of the accreted principal amount applicable at such time pursuant to the terms of the Indenture, in each case, plus accrued and unpaid interest.

The Indenture includes restrictive covenants that, among other things, require the Company to maintain a minimum level of liquidity on a consolidated basis and limit the ability of the Company and its subsidiaries to incur indebtedness above certain thresholds or to issue preferred stock, to make certain restricted payments, to dispose of certain material assets and engage in other asset sales, subject to reinvestment rights, to pay certain advisory fees in connection to the Transactions and the transactions contemplated by the PIPE Subscription Agreements above a certain threshold, and other customary covenants with respect to the collateral securing the obligations created by the Convertible Notes and the Indenture, including the entry into security documents (in each case, subject to certain exceptions set forth in the Indenture); provided that the covenants with respect to (i) the making of restricted payments, (ii) the incurrence of indebtedness, (iii) the disposition of certain material assets and asset sales, (iv) liquidity, (v) the payment of advisory fees and (vi) the collateral securing the obligations created by the Convertible Notes and the Indenture shall terminate once less than 15% of the aggregate principal amount of the Convertible Notes are outstanding. The liquidity covenant would terminate if the Company achieves $175 million in consolidated revenue in the preceding four fiscal quarters. Certain of the Company’s subsidiaries will serve as Notes Guarantors that jointly and severally, fully and unconditionally guarantee the obligations under the Convertible Notes and the Indenture. The Indenture also requires certain future subsidiaries of the Post-Combination Company, if any, to become Notes Guarantors. This covenant will terminate once less than 15% of the aggregate principal amount of the Convertible Notes are outstanding. The Indenture also includes customary events of default and related provisions for potential acceleration of the Convertible Notes.

If the Company does not have an effective registration statement on file with the SEC within 90 days of the Closing Date, registering the underlying shares issuable upon conversion of the Convertible Notes, or fails to maintain the effectiveness of such registration statement, then additional interest would accrue on the outstanding principal of the Convertible Notes at a rate of (a) 0.25% per annum for the first 90 days commencing on the first business day following a ten business day grace period and (b) 0.50% per annum thereafter, in each case, until the Company cures the lapse of effectiveness. The Company accounts for such additional interest in accordance with ASC subtopic 825-20, Registration Payment Arrangements (“ASC 825-20”). ASC 825-20 specifies that the contingent obligation to make future payments under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20, Loss Contingencies. The Company recorded no amount for this contingency at issuance of the Convertible Notes, nor as of September 30, 2022 as the likelihood of making such registration payments was remote at each date.

The Company elected to account for the Convertible Notes under the fair value option of accounting upon issuance of the Convertible Notes. At issuance the Company recognized the fair value of the Convertible Notes of $65.1 million with the remaining $0.4 million of proceeds received allocated to the PIPE Warrants. As of September 30, 2022, the fair value of the Convertible Notes was $74.9 million, of which $0.5 million, representing accrued interest, is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The loss on the increase in fair value of the Convertible Notes during the three and nine months ended September 30, 2022 was $9.8 million of which $0.6 million is included in interest expense, which is recognized based on the effective interest method, and $9.2 million included in the change in fair value of convertible notes on the condensed consolidated statements of operations. The difference between the amount due at maturity of $73.8 million, which is due on September 1, 2026, and the fair value of the Convertible Notes as of September 30, 2022 is $1.1 million.

The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The significant inputs to the valuation of the Convertible Notes at fair value are Level 3 inputs since they are not directly observable. The fair value was determined using a binomial lattice valuation model. The significant assumptions used in the model are the credit spread and volatility of the Common Stock.

As of September 30, 2022, there have been no interest or principal payments made on the Convertible Notes.

Line of credit

Effective January 14, 2015, the Company entered into a Revolving Credit Agreement with a financial institution that provided maximum borrowing under a revolving loan commitment of up to $2 million, bearing an interest rate of 2% plus prime rate as published by the Wall Street Journal. Effective July 3, 2020, the Company renewed the line of credit with the financial institution through May 31, 2021 that provided maximum borrowing under a revolving loan commitment of up to $5 million. In May 2021 the maturity date was extended to June 30, 2021 and then further extended to July 31, 2021. The line was then renewed on July 21, 2021 with an expanded credit limit of $8 million, a new maturity date of June 30, 2023 and an amended per annum interest rate of the greater of 2.25% plus prime rate as published by the Wall Street Journal or 5.50%. The line of credit was repaid at the closing of the Business Combination.

Notes Payable

On August 11, 2021, the Company entered into a loan and security agreement (the “Note Agreement”) with a financial institution that provided for a borrowing commitment of $15 million in the form of promissory notes. In August 2021, the Company borrowed $10 million under the first tranche (“First Tranche Notes”). The Note Agreement had a commitment for additional second tranche borrowings of $5 million through June 30, 2022 (“Second Tranche Notes”). In October 2021, the Company borrowed the remaining $5 million committed under the Note Agreement. The borrowings under the Note Agreement were secured by substantially all assets of the Company.

The First Tranche Notes and Second Tranche Notes were due to mature on September 1, 2026 and November 1, 2026, respectively, and bore interest at a rate per annum of 6.25% plus the greater of 3.25% or the prime rate as published by the Wall Street Journal. The Company was required to make interest-only payments on the first of each month beginning October 1, 2021 and December 1, 2021, respectively. Beginning October 1, 2023 and December 1, 2023, respectively, the Company would have been required to make principal payments of $278 thousand and $139 thousand, respectively, plus accrued interest on the first of each month through maturity. Upon payment in full of the First Tranche Notes and Second Tranche Notes, the Company was required to pay exit fees of $600 thousand and $300 thousand, respectively.

In December 2021, the Company borrowed an additional $1 million from the same financial institution, which was repaid in full on December 31, 2021. In addition, the Company borrowed an additional $5 million (“Third Tranche Notes”) that bore interest at a rate per annum of 6.25% plus the greater of 3.25% or the prime rate as published by the Wall Street Journal. The Company is required to make interest-only payments on the first of each month beginning February 1, 2022, with the full principal amount due on July 1, 2023. Upon payment in full, the Company is required to pay exit fees of $50 thousand.

In connection with the Note Agreement, the Company issued warrants to purchase up to 33,357 shares of common stock of the Company (the “Legacy Liability Warrants”) at an exercise price of $0.01 per share (Note 8). On the date of issuance, the Company recorded the fair value of the Legacy Liability Warrants as a discount to the First Tranche Notes which was being amortized into interest expense over the term of the First Tranche Notes using the effective interest method. The issuance costs were deferred over the repayment term of the debt. Deferred issuance costs relate to the Company’s debt instruments, the short-term and long-term portions are reflected as a deduction from the carrying amount of the related debt.

In addition, the Company issued additional notes payable in July 2022 for proceeds of $3.0 million. Such notes payable matured on the earlier of (a) December 30, 2022 or (b) the close of the Business Combination. The amount due at maturity was $4.5 million. The Company elected to account for the additional notes payable under the fair value option of accounting.

The notes payable were repaid at the closing of the Business Combination.

Promissory Notes

During the second quarter of 2022, the Company entered into promissory notes with various individuals (the “Promissory Notes”), including current investors, members of management and other unrelated parties in exchange for cash in an amount equal to $7.0 million (the “Promissory Notes”). The Promissory Notes were due to mature on the earlier of (a) one year from issuance or (b) the closing of the Business Combination (Note 1) and bore per annum interest at the rate of 7.75% plus the greater of 3.50% or the prime rate as published by the Wall Street Journal. The Company was required to make nine interest-only payments, followed by three principal and interest payments. In connection with the Promissory Notes, the Company issued warrants (“Promissory Note Warrants”) to purchase up to 31,024 shares of common stock of the Company at an exercise price of $0.01 per share (Note 7). Upon payment in full of the Promissory Notes, the Company was required to make an additional final payment (“Final Payment”) of $3.5 million.

The Company elected to account for the Promissory Notes under the fair value option of accounting upon issuance of each of the Promissory Notes. At issuance the Company recognized the fair value of the Promissory Notes of $6.3 million with the remaining $0.7 million of proceeds received allocated to the Promissory Note Warrants.

The Promissory Notes were repaid at the closing of the Business Combination.

Paycheck Protection Program Loan

On April 14, 2020, the Company received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP Loan had a maturity date of April 22, 2022 and bore interest at a rate of 1% per annum. The balance as of December 31, 2020 of $2.3 million is included in Paycheck Protection Program loan payable on the condensed consolidated balance sheets. On September 17, 2021, the PPP Loan was forgiven in full including accrued interest thereon. As such, the Company recorded a gain on loan forgiveness during the nine months ended September 30, 2021 of $2.3 million included in other income in the consolidated statement of operations.

8.
WARRANTS AND DERIVATIVES

In connection with the Note Agreement, on August 11, 2021 the Company granted Legacy Liability Warrants to purchase up to 33,357 shares of common stock at a price of $0.01 per share. The Legacy Liability Warrants were exercisable at any time through the tenth anniversary from the date of grant. The Legacy Liability Warrants had customary anti-dilution provisions for stock splits, stock dividends and recapitalizations of the Company’s common stock. In addition, in connection with issuance of the additional notes payable in July 2022, the Company granted additional Legacy Liability Warrants to purchase up to 13,343 shares of Common Stock that had a fair value of $428 thousand at issuance. The Legacy Liability Warrants had been determined to be liability classified as the exercise price may be reduced and result in the issuance of additional shares in connection with the sale of the Company if such Legacy Liability Warrants are not assumed. The Legacy Liability Warrants were initially recorded at fair value with a corresponding debt discount (Note 7) at grant date and are subsequently remeasured to fair value each reporting period. The Company recorded a fair value loss on the Legacy Liability Warrants of $208 thousand and $717 thousand for the three and nine months ended September 30, 2022, respectively, which is included in other (loss) income, net on the condensed consolidated statements of operations. The Company did not recognize a change in fair value on the Legacy Liability Warrants during the three and nine months ended September 30, 2021. The fair value of the warrant liability as of December 31, 2021 was $561 thousand, and is included in other long-term liabilities in the condensed consolidated balance sheets. All Legacy Liability Warrants were settled in connection with the closing of the Business Combination.

The Company had determined the warrant liability to be a Level 3 fair value measurement. The Company utilizes the Black-Scholes-Merton (“Black-Scholes”) model to determine the fair value of the Legacy Liability Warrants at each reporting date. The significant inputs utilized in the Black-Scholes model as of December 31, 2021 were as follows.

December 31, 2021
Common Stock Fair Value Per Share	$16.81
Exercise Price Per Share	$0.01
Volatility	75.7%
Risk-free rate	0.53%
Expected Dividend Rate	0.0%

The expected dividend rate was 0.0% as the Company has not and does not intend to pay dividends. The Company utilized the probability weighted expected return method (“PWERM”) to value the Company’s common stock.

The following table summarizes the changes in the warrant liability included in other long-term liabilities that were issued in connection with the Note Agreement (in thousands):

Warrant Liability
Balance as of December 31, 2021	$561
Legacy Liability Warrants issued	428
Change in fair value	717
Settlement of warrant liability in common stock	(1,706)
Balance as of September 30, 2022	$—

Convertible Note Warrants

The Company issued the PIPE Warrants in connection with the Convertible Notes issuance. There were 1,396,419 PIPE Warrants issued to purchase common stock of the Company at $11.50 per share. The PIPE Warrants are redeemable for $0.01 once the Company’s stock prices reaches $18.00 per share. The PIPE Warrants are equity classified. Approximately $377 thousand of the proceeds upon issuance of the Convertible Notes was allocated to the PIPE Warrants along with an immaterial amount of issuance costs.

Other Warrants

The Company had also granted Legacy Equity Warrants in 2017 and 2018 to purchase 100,000 shares of common stock at a price of $0.96 per share. 75,000 of such warrants were set to expire on January 12, 2027 and the remaining 25,000 were set to expire on July 20, 2028. The Legacy Equity Warrants were fully vested and exercisable at the Holder’s option at any time. Any shares not exercised at time of an acquisition would have automatically been deemed to be cashless exercised. Under the applicable accounting literature, these warrants meet the criteria to be classified as permanent equity within the equity section of the condensed consolidated balance sheet. These warrants were settled in connection with the closing of the Business Combination.

In addition, in connection with the Promissory Notes, the Company issued the Promissory Note Warrants to purchase up to 31,024 shares of common stock of the Company at an exercise price of $0.01 per share. The Promissory Note Warrants are fully vested and exercisable at the Holder’s option at any time. Under the applicable accounting literature, these warrants meet the criteria to be classified as permanent equity within the equity section of the condensed consolidated balance sheet. These warrants were settled in connection with the closing of the Business Combination.

Standby Agreement Derivative Liability

In connection with the Business Combination, Legacy Nogin acquired from SWAG a derivative liability associated with agreements entered into by SWAG prior to the Closing Date. SWAG entered into an agreement with a financial institution (the “Financial Institution”), whereby the Financial Institution purchased SWAG Class A common stock from third parties prior to the Closing Date (the “Standby Agreement”). At the Closing Date, the Company paid the Financial Institution 80% of the Financial Institution’s aggregate purchase price of such shares of SWAG Class A common stock. After the Closing Date, the Financial Institution may sell the shares purchased pursuant to the Standby Agreement and keep all the proceeds of such sales until they have recouped the remaining 20% of the aggregate purchase price of the shares purchased prior to the Closing Date. After such time, proceeds from the sale of such shares would be paid to the Company less a liquidity fee equal to 3.5% of the proceeds from such sales. If the Financial Institution has not fully recouped the aggregate purchase price of the shares purchased prior to the Closing Date by August 26, 2026, the Company would be obligated to pay the remaining amount due to the Financial Institution on such date. Any remaining unsold shares as of August 26, 2026 would be returned to the Company.

In addition, SWAG entered into a subscription agreement (the “Subscription Agreement”) with the same Financial Institution whereby the Financial Institution purchased 517,079 shares of Common Stock at a purchase price of $10.17 per share at the closing of the Business Combination and paid the Company an amount equal to 20% of the purchase price. The Subscription Agreement was structured similarly to the Standby Agreement between the Company and the Financial Institution regarding the timing and amount of future payments, as well as the return of any unsold shares at maturity.

The Company concluded the Standby Agreement would be accounted for as a derivative in its entirety in accordance with ASC 815-10, and the structured payments within the Subscription Agreement was considered an embedded feature in the Subscription Agreement that met the definition of a derivative and required bifurcation from the Subscription Agreement, as it is not clearly and closely related to the Subscription Agreement and would be accounted for in accordance with ASC 815-10 (together the “Standby Agreement Derivative). The Standby Agreement Derivative was not entered in to for hedging purposes. The Company accounted for the Standby Agreement Derivative acquired at fair value upon the closing of the Business Combination. The Company will continue to account for the Standby Agreement Derivative at fair value each reporting period in accordance with ASC 815-10.

The Company engaged a third-party valuation specialist to assist with the fair value assessment. The acquisition date fair value at the closing of the Business Combination was $2.0 million. The fair value as of September 30, 2022 of the Standby Agreement Derivative liability is $1.9 million and is recognized in other long-term liabilities on the condensed consolidated balance sheets. The change in fair value of the Standby Agreement Derivative liability for both the three and nine months ended September 30, 2022 of $0.1 million is recorded in change in fair value of derivatives on the condensed consolidated statements of operations.

9.
FAIR VALUE MEASUREMENTS

The Company applies the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.

The Company applies the provisions of ASC 820 to all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company defines fair value as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilized valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counter party credit risk and nonperformance risk in its assessment of fair value.

The carrying value of the Company’s short-term financial instruments, such as cash, restricted cash, accounts receivable, notes payable, and accounts payable, approximate the fair value due to the immediate or short-term maturity of these instruments. As of September 30, 2022, the Company no longer has recurring measurements for warrant liability. Further, the Company has elected to apply the fair value option of accounting for its Convertible Notes and equity investments in unconsolidated affiliates. The Company is required to present the fair value of the Standby Agreement derivative liability each reporting period. The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	September 30, 2022	December 31, 2021
Warrant liability (Level 3) - Note 8	$-	$561
Investment in unconsolidated affiliates (Level 3) - Note 5	11,674	13,570
Convertible Note (Level 3) - Note 7	74,942	-
Standby Agreement derivative liability (Level 3)- Note 8	1,900	-
Non-current Cash Consideration (Level 3)	3,865	-

Deferred cash consideration

In connection the Business Combination, Legacy Nogin equityholders elected to receive $15.0 million of the merger consideration in cash. In order to meet conditions to close the Transactions, the Company paid $4.1 million of the $15.0 million cash consideration at the Closing Date. Of the $10.9 million in deferred cash consideration, $5.0 million is payable, subject to certain conditions, on February 21, 2023, and is included in accrued expenses and other current liabilities as of September 30, 2022 on the condensed consolidated balance sheets (the “Current Cash Consideration”). The remaining $5.9 million (the “Non-current Cash Consideration”) is payable, subject to certain conditions, on the earlier of (a) the date on which the Company completes a primary offering of equity securities that generates gross proceeds to the Company equal to or in excess of $15.0 million and (b) November 25, 2026. In the event the conditions to paying cash consideration are not met and cash consideration remains unpaid as of November 25, 2026, the unpaid cash consideration will be settled in shares of the Company’s common stock with the number of shares issued determined based on the quotient of unpaid cash consideration divided by the 10-day volume weighted average trading price of the Company’s common stock on NASDAQ. The Company elected to account for the Non-current Cash Consideration of $5.9 million under the fair value option of accounting under ASC 825-10. At the Closing Date, the fair value of the Non-current Cash Consideration was $4.2 million. In connection with the reverse recapitalization, the cash consideration would be akin to a distribution of capital. As a result, the Company recorded the fair value of the distribution at the Closing Date of $13.3 million, which included the $4.1 million paid at the Closing Date, $5.0 million Current Cash Consideration and $4.2 million Non-current Cash Consideration, against accumulated deficit. As of September 30, 2022, the fair value of the Non-current Cash Consideration was $3.9 million which is included in other long-term liabilities on the condensed consolidated balance sheets. The change in fair value from the Closing Date for the three and nine months ended September 30, 2022 of $0.3 million is included in other (loss) income, net on the condensed consolidated statements of operations.

The significant inputs to the valuation of the deferred cash consideration at fair value are Level 3 inputs since they are not directly observable. The Company primarily used a discounted cash flow method to value the deferred cash consideration, based on the expected future payment discounted to present value. The significant input is the discount rate which is based on the Company’s credit rating.

10.
INCOME TAXES

The income tax expense for the nine months ended September 30, 2022 and September 30, 2021 was $134 thousand and $82 thousand, respectively. Income tax expense differs from the income taxes expected at the U.S. federal statutory tax rate of 21%, primarily due to state taxes and additional valuation allowance for the nine months ended September 30, 2022.

11.
ACQUISITION

On December 2, 2021, the Company acquired the assets of Betabrand through a credit bid of $7.0 million on Betabrand’s outstanding indebtedness. The Company engaged a third-party valuation specialist to assist with the purchase price valuation, which resulted in goodwill of $3.1 million. The following table summarizes the finalized fair value of the assets and assumed liabilities (in thousands):

As of December 2, 2021
Acquired assets
Inventory	$2,408
Other current assets	741
Property and equipment	25
Internal-use software and website	348
Intangible assets
Customer relationships	2,538
Developed technology	748
Trade name	438
Security Deposits	19
Total identifiable assets	$7,265
Liabilities assumed
Accounts payable	$151
Deferred revenue	3,224
Total liabilities	$3,375

On December 31, 2021, the Company and CFL entered into a Limited Liability Operating Agreement (the “LLC Agreement”), whereby Nogin contributed certain assets acquired from the Betabrand acquisition and entered into a MSA with IPCO to provide certain eCommerce services, marketing, photography, customer service and merchant credit card monitor fraud services; and CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company and CFL each received fifty percent ownership.

12.
RELATED PARTY TRANSACTIONS

The Company provides services to its joint ventures, ModCloth and IPCO under Master Services agreements (“MSA”), which were entered into on April 25, 2021 and December 31, 2021, respectively. Sales under the MSA to ModCloth and IPCO were equal to $4.4 million and $4.9 million, respectively, during the nine months ended September 30, 2022. In addition, the Company sold inventory to IPCO for $0.6 million during the nine months ended September 30, 2022, which such amount is included in net revenue to related parties in the condensed consolidated statement of operations. As of September 30, 2022 and December 31, 2021, the Company had receivables from ModCloth of $7.7 million and $5.3 million, respectively, which were included in related party receivables on the condensed consolidated balance sheets. As of September 30, 2022, the Company had payables to IPCO of $0.2 million, which was included in related party payables on the condensed consolidated balance sheets.

During the second quarter of 2022, the Company issued a portion of the Promissory Notes described in Note 7 to certain principal owners and members of management of the Company which have been identified as related parties. The Company received proceeds in connection with the Promissory Notes to related parties of $2.0 million at issuance of which $0.2 million was allocated to the Promissory Note Warrants. The Company paid $3.1 million to settle the Promissory Notes at the closing of the Business Combination.

One of the Company’s co-chief executive officers and his immediate family member (together, the “PIPE Related Parties”) were investors in the PIPE issuance of Convertible Notes (Note 7) for total proceeds of $1.5 million, which is included in proceeds from PIPE convertible note issuance in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022. In addition to the $1.5 million in Convertible Notes, the PIPE Related Parties also received 32,142 equity classified Convertible Note Warrants (Note 8). As of September 30, 2022, the fair value of the Convertible Notes with the PIPE Related Parties was $1.7 million, which is included in Convertible Notes on the condensed consolidated balance sheets. The terms of the Convertible Notes with the PIPE Related Parties are consistent with the rest of the Convertible Note holders.

13.
REVENUE

Disaggregation of Revenue

The Company has five major streams of revenue. CaaS service revenue, product revenue and shipping revenue are considered transferred to customers at the point of sale. Marketing and other revenue (other than B2C fulfillment services for rental space) are considered transferred to customers when services are performed. Thus, these revenues streams are recognized at a point in time. B2C fulfillment services for rental space is recognized over time.

The following table presents a disaggregation of the Company’s revenues by revenue source for the nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Commerce-as-a-Service Revenue	$5,422	$4,409	$15,729	$13,791
Product sales revenue	8,645	15,224	29,401	19,739
Marketing revenue	3,417	4,319	11,104	13,127
Shipping revenue	2,574	1,583	6,688	4,405
Other revenue	916	1,412	3,600	4,159
Total revenue	$20,974	$26,947	$66,522	$55,221

14.
SEGMENT REPORTING

The Company conducts business domestically and our revenue is managed on a consolidated basis. Our Co-Chief Executive Officer, Jonathan S. Huberman, who is our Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, the Company is considered to be a single reportable segment.

All of the Company’s long-lived assets and external customers are located within the United States.

15.
EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed using the two-class method as required when there are participating securities. The Company’s redeemable convertible preferred stock are participating securities as the holders of the redeemable convertible preferred stock are entitled to participate with in dividends with common stock. In periods of net income, net income is attributed to common stockholders and participating securities based on their participating rights. Net losses are not allocated to the participating securities as the participating securities do not have a contractual obligation to share in any losses. The following table presents the Company’s basic and diluted net income (loss) per share:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator: Basic EPS
Net (loss) income	$(28,896)	$(251)	$(49,812)	$2,074
Less: Undistributed earnings attributable to participating securities	—	—	—	(581)
Net (loss) income attributable to common stockholders-basic	$(28,896)	$(251)	$(49,812)	$1,493
Denominator: Basic EPS
Weighted average shares of common stock outstanding-basic	49,921,209	39,621,946	43,092,760	39,621,946
Net (loss) income per share attributable to common stock-basic	$(0.58)	$(0.01)	$(1.16)	$0.04

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator: Diluted EPS
Net income (loss) attributable to common stockholders-diluted	$(28,896)	$(251)	$(49,812)	$1,493
Denominator: Diluted EPS
Adjusted weighted average shares of common stock outstanding-basic	49,921,209	39,621,946	43,092,760	39,621,946
Dilutive potential shares of common stock:
Options to purchase shares of common stock	—	—	—	728,284
Warrants to purchase shares of common stock	—	—	—	546,049
Weighted average shares of common stock outstanding-diluted	49,921,209	39,621,946	43,092,760	40,896,279
Net income (loss) per share attributable to common stock-diluted	$(0.58)	$(0.01)	$(1.16)	$0.04

The Company’s potentially dilutive securities below, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive.

Weighted-average number of potentially anti-dilutive shares excluded from calculation of dilutive earnings per share

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Series A convertible, redeemable preferred shares	5,492,133	8,864,495	7,728,022	8,864,495
Series B convertible, redeemable preferred shares	3,924,419	6,334,150	5,522,080	6,334,150
Stock-based compensation awards	1,927,862	—	2,419,681	—
Legacy Nogin Warrants	472,624	—	572,779	—
PIPE Warrants	531,246	—	179,028	—
SWAG Warrants	8,136,240	—	2,741,883	—
Shares Underlying Convertible Notes	2,166,825	—	730,212	—

16.
MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Significant changes in the Company’s mezzanine equity and shareholders’ deficit during the nine months ended September 30, 2022 were as follows:

Common Stock

Subsequent to the Business Combination, the Company authorized up to 500 million shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the shareholder to one vote.

Preferred Stock

As part of the Business Combination, all of the convertible preferred stock of Legacy Nogin, (including both the Series A preferred stock and Series B preferred stock) were converted into approximately 15.2 million shares of the Company’s Common Stock. As a result of the conversion of the Series A preferred stock and Series B preferred stock, the Company reclassified the amounts previously recorded in mezzanine equity to additional paid-in capital.

Subsequent to the Business Combination, the Company is authorized to issue 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2022.

17.
COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into lease agreements for offices and warehouses located in California.

As of September 30, 2022, the monthly lease payments for the leases range from approximately $36 thousand to approximately $124 thousand and the leases expire at various times through November 2028. Some of the leases contain renewal options.

Minimum rent payments under all operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent, and any difference between rental payments and straight-line is recognized as deferred rent in the accompanying condensed consolidated balance sheet.

Rent expense for the nine months ended September 30, 2022 and 2021 was approximately $4.1 million and $2.7 million, respectively, and is included in general and administrative expenses in the condensed consolidated statements of operations.

In July 2018, the Company assumed the operating lease for office space of the entity with which an asset purchase agreement (APA) was executed. The monthly lease payment is $75 thousand and expires in May 2023. The future minimum lease payments are included in the table below. The Company subleased the office space to a third-party in December 2018 for approximately $87 thousand per month. The sublease agreement will expire in May 2023. Future rental income is approximately $1.0 million for 2022 and approximately $435 thousand for 2023.

Future minimum lease payments under non-cancelable terms are as follows (in thousands):

As of September 30, 2022
2022 (remaining payments)	$570
2023	1,272
2024	873
2025	900
2026	927
Thereafter	1,853
Total minimum lease payments	$6,395

Litigation

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert its rights, including intellectual property disputes, contractual disputes, and other commercial disputes. Any of these claims could subject the Company to litigation. As of September 30, 2022 there are no claims that would cause a material impact on the condensed consolidated financial statements.

Indemnities

The Company’s directors and officers agreements require us, among other things, to indemnify the director or officer against specified expenses and liabilities, such as attorneys’ fees, judgments, fines and settlements, paid by the individual in connection with any action, suit or proceeding arising out of the individual’s status or service as our director or officer, other than liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, and to advance expenses incurred by the individual in connection with any proceeding against the individual with respect to which the individual may be entitled to indemnification by the Company. The Company also indemnifies its lessor in connection with its facility lease for certain claims arising from the use of the facilities.

These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying condensed consolidated balance sheets.

18.
SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. The Company did not identify any subsequent events or transactions that would require adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes of Nogin, Inc. and its subsidiaries included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on September 16, 2022 and elsewhere in this Report, actual results may differ materially from those anticipated in these forward-looking statements.

Unless the context otherwise requires, references in this subsection to “we,” “our,” “Nogin” and the “Company” refer to the business and operations of Branded Online, Inc. dba Nogin and its consolidated subsidiaries prior to the Business Combination and to Nogin, Inc. (formerly known as Software Acquisition Group Inc. III) and its consolidated subsidiaries following the consummation of the Business Combination (as defined below).

Company Overview

Nogin is an e-commerce, technology platform provider in the apparel and ancillary industry’s multichannel retailing, business-to-consumer and business-to-business domains. Nogin’s CaaS platform delivers full-stack enterprise-level capabilities to our clients enabling them to compete with large retailers. As clients grow their brand, they require additional capabilities beyond a simple online storefront. We provide the technology for these growing brands to manage complexities related to customer management, order optimization, returns, and fulfillment. The platform’s tools provide clients with capabilities around website development, photography, content management, customer service, marketing, warehousing, and fulfillment. The Company’s business model is based on providing a total e-commerce software solution to its partners on a revenue-sharing basis. The Company’s platform is used by online businesses whose needs are too complex for low cost SaaS ecommerce platforms, yet require more flexibility and economic viability than provided by enterprise solutions.

Our platform helps brands develop relationships directly with their customers leading to accelerated revenue growth, improved customer engagement, and reduced costs related to re-platforming and third-party integrations.

Recent Developments

Business Combination

On February 14, 2022, the Company entered into the Merger Agreement with Merger Sub and Legacy Nogin, pursuant to which Merger Sub would merge with and into Legacy Nogin, with Legacy Nogin surviving the merger as a wholly owned subsidiary of the Company.

On April 19, 2022, the Company, the Notes Guarantors and the Subscribers entered into the PIPE Subscription Agreements pursuant to which the Company agreed to issue and sell to the Subscribers immediately prior to the closing of the Business Combination (i) up to an aggregate principal amount of $75.0 million of Convertible Notes at the par value of the notes and (ii) up to an aggregate of 1.5 PIPE Warrants with each whole PIPE Warrant entitling the holder thereof to purchase one share of Common Stock.

On August 26, 2022, the Company and a subscriber (the “Equity Subscriber”) entered into a subscription agreement (the “Equity PIPE Subscription Agreement”) pursuant to which the Company agreed to issue and sell to the Equity Subscriber, immediately prior to the closing of the Business Combination, 517,079 shares of Common Stock (the “PIPE Shares”) at a price per PIPE Share equal to $10.17 (the “Equity PIPE” and, together with the transactions described in clauses (i) and (ii) above, the “PIPE Investment”).

On August 26, 2022, immediately prior to the Closing, the Company issued (i) 517,079 shares of Common Stock to the Equity Subscriber in accordance with the terms of the Equity PIPE Subscription Agreement, (ii) $65.5 million aggregate principal amount of Convertible Notes to the Subscribers in accordance with the terms of the PIPE Subscription Agreements and (iii) 1,396,419 PIPE Warrants to the Subscribers in accordance with the terms of the PIPE Subscription Agreements.

On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Nogin, with Legacy Nogin surviving the merger as a wholly owned subsidiary of the Company. In connection with Closing, we changed our name to Nogin, Inc.

Joint Ventures

On April 6, 2021, the Company and Tiger Capital Group, LLC (“Tiger Capital”) formed a joint venture, Modcloth LLC (“ModCloth”). The Company and Tiger Capital each contributed $1.5 million into ModCloth and Nogin owns 50% of the outstanding membership units. Tiger Capital provides the financing for the inventory, while Nogin entered into a Master Services Agreement (“MSA”) with ModCloth to provide the Intelligent Commerce Platform and eCommerce services. The Company accounts for its investment in ModCloth under the fair value option of accounting. As of December 31, 2021, the investment balance related to

ModCloth was $6.4 million and was included in investment in unconsolidated affiliates on the consolidated balance sheets. For the year ended December 31, 2021, the Company recorded a fair value adjustment related to its ModCloth investment of $4.9 million included in changes in fair value of unconsolidated affiliates on the consolidated statements of operations.

On December 31, 2021, the Company and CFL Delaware, Inc. (“CFL”) formed a joint venture, IPCO Holdings, LLC (“IPCO”), whereby the Company contributed certain assets acquired from the BTB (ABC), LLC (“Betabrand”) acquisition and entered into a MSA with IPCO to provide certain eCommerce services, marketing, photography, customer service and merchant credit card monitor fraud services; and CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company accounts for its investment in IPCO under the fair value option of accounting. As of December 31, 2021, the investment balance related to IPCO was $7.1 million and was included in investment in unconsolidated affiliates on the consolidated balance sheets.

The Company has determined that it does not have the ability to direct the most significant activities of the joint ventures. The Company’s maximum exposure to loss as a result of its investments in the joint ventures is equal to its carrying value of the investment. The Company has recorded its 50% equity interest in the joint ventures as investments in unconsolidated affiliates under the fair value option of accounting. Changes in the fair value of the joint ventures, which are inclusive of equity in income, are recorded as changes in fair value of unconsolidated affiliates in the consolidated statements of operations during the periods such changes occur.

Impact of COVID-19 pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The worldwide spread of COVID-19 has resulted, and is expected to continue to result, in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities for an unknown period until the virus is contained, or economic activity normalizes. Our revenue growth and results of operations have been resilient despite the headwinds created by the COVID-19 pandemic. The extent to which ongoing and future developments related to the global impact of the COVID-19 pandemic and related vaccination measures designed to curb its spread continue to impact our business, financial condition, and results of operations, all of which cannot be predicted with certainty. Many of these ongoing and future developments are beyond our control, including the speed of contagion, the development, distribution and implementation of effective preventative or treatment measures, including vaccines (and vaccination rates), the scope of governmental and other restrictions on travel, discretionary services and other activity, and the public reactions and receptiveness to these developments. See the section entitled “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

At the onset of COVID-19, the Company anticipated an impact to the business, its financial conditions and results of operations. The Company applied for and was granted a Paycheck Protection Plan (“PPP”) loan. In addition, the Company has taken a number of actions to mitigate the impacts of the COVID-19 pandemic on its business. The Company witnessed a large shift in consumer spending from retail stores to online stores, and as a result, there were no significant declines in the periods presented. However, the impacts of the COVID-19 pandemic will depend on future developments, including the duration and spread of the pandemic. These developments and the impacts of the COVID-19 pandemic on the financial markets and overall economy are highly uncertain and cannot be predicted.

In 2020, due to COVID-19, the Company implemented a pay reduction of 20% for the majority of our salaried employees. Once the PPP loan was received, the Company removed the pay reduction for the employees who were affected by the pay reduction.

Components of Our Results of Operations

Revenue

The Company’s sources of revenue are summarized as follows:

•
Product revenue
o
Beginning in fiscal 2021, under two licensee agreements, the Company is the owner of inventory and reseller of record. As a result, the Company is the principal in sales to end customers and records these revenues on a gross basis at a point in time.
•
Service revenue
o
Fulfillment service revenue—Revenue for business-to-business (“B2B”) fulfillment services is recognized on a gross basis either at a point in time or over a point in time. For example, inbound and outbound services are recognized when the service is complete, while monthly storage services are recognized over the service period.

o
Marketing service revenue—Revenue for marketing services is recognized on a gross basis as marketing services are complete. Performance obligations include providing marketing and program management such as procurement and implementation.
o
Shipping service revenue—Revenue for shipping services is recognized on a gross basis as shipments are completed and products are shipped to end customers. This historical source of revenue is separate from the Smart Ship offering. Smart Ship is an offering that provides order storage and fulfillment solutions, designed for small to mid-size companies to manage the fulfillment of their orders and would be included as Fulfillment service revenue.
o
Other service revenue—Revenue for other services such as photography, business to customer (“B2C”) fulfillment, customer service, development and web design are reimbursable costs and recognized on the gross basis, and are services rendered as part of the performance obligations to clients for which an online platform and online orders are managed. All reimbursable costs are the responsibility of the Company as the Company uses such services to fulfill its performance obligations.
o
Set up and implementation service revenue—The Company provides set up and implementation services for new clients. The revenue is recognized on a gross basis at the completion of the service, with the unearned amounts received for incomplete services recorded as deferred revenue, if any.

The Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

•
Identification of a contract with a customer;
•
Identification of the performance obligations in the contract;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract;
•
Recognition of revenue when or as the performance obligations are satisfied.

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform, customer service support, photography services, warehousing, and fulfillment. Most of the contracts of the Company with customers contain multiple promises, which may result in multiple performance obligations, while others are combined into one performance obligation. For contracts with customers, the Company accounts for individual promises separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors.

The Company has concluded the sale of goods and related shipping and handling on behalf of our customers are accounted for as a single performance obligation, while the expenses incurred for actual shipping charges are included in cost of sales.

The Company’s revenue is mainly commission fees derived from contractually committed gross revenue processed by customers on the Company's e-commerce platform. The Company is acting as an agent in these arrangements and customers do not have the contractual right to take possession of the Company's software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.

CaaS Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers' inventory or any credit risks related to the products sold.

Variable consideration is included in revenue for potential product returns. The Company uses an estimate to constrain revenue for the expected variable consideration at each period end. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of returns. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. The estimated reserve for returns is included on the balance sheet in accrued expenses with changes to the reserve in revenue on the accompanying statement of operations.

In most cases the Company acts as the merchant of record, resulting in a due to client liability (discussed below). However, in some instances, the Company may perform services without being the merchant of record in which case there is a receivable from the customer.

Payment terms and conditions are generally consistent for customers, including credit terms to customers ranging from seven days to 60 days, and the Company’s contracts do not include any significant financing component. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net revenue in the condensed consolidated statements of operations.

Operating Expenses

We classify our operating expenses into the following categories:

•
Cost of services. Cost of services reflects costs directly related to providing services under the master service agreements with customers, which primarily includes service provider costs directly related to processing revenue transactions, marketing expenses and shipping and handling expenses which correspond to marketing and shipping revenues, as well as credit card merchant fees. Cost of services is exclusive of depreciation and amortization and general salaries and related expenses.
•
Cost of product revenue. Cost of product revenue reflects costs directly related to selling inventory acquired from select clients, which primarily includes product cost, warehousing costs, fulfillment costs, credit card merchant fees and third-party royalty costs. Cost of product revenue is exclusive of depreciation and amortization and general salaries and related expenses.
•
Sales and marketing. Sales and marketing expense consists primarily of salaries associated with selling across all our revenue streams.
•
Research and development. Research and development expense consists primarily of salaries and contractors’ costs associated with research and development of the Company’s technology platform.
•
General, and administrative. General and administrative expense consists primarily of lease expense, materials and equipment, dues and subscriptions, professional services, and acquisition costs incurred.
•
Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.

Interest Expense

Interest expense primarily consists of interest incurred under our line of credit and promissory notes.

Change in Fair Value of Unconsolidated Affiliates

Change in fair value of unconsolidated affiliates represents the fair value adjustments associated with the Company’s ModCloth and IPCO investments for which the Company elected to use the fair value option of accounting.

Other Income (Expense)

Other income (expense) is mainly related to sublease rental income derived from the sublease of property by the Company as well as gain from settlement of deferred revenue and PPP loan forgiveness.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes consist primarily of U.S. federal, state, and foreign income taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance is established, when necessary, to reduce deferred tax assets if it is more likely than not that some portion or all the deferred tax assets will not be realized.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical, as well as future, projected taxable income along with other objectively verifiable evidence. Objectively verifiable evidence includes our realization of tax attributes, assessment of tax credits and utilization of net operating loss carryforwards during the year.

Results of Operations

The following tables set forth our consolidated results of operations and out consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net service revenue	$10,013	$9,071	$27,800	$31,242
Net product revenue	8,645	15,224	29,401	19,739
Net revenue from related parties	2,316	2,652	9,321	4,240
Total net revenue	20,974	26,947	66,522	55,221
Operating costs and expenses:
Cost of services (1)	6,304	5,250	17,496	16,721
Cost of product revenue (1)	7,956	6,049	23,363	7,957
Sales and marketing	925	528	2,111	1,205
Research and development	1,400	1,609	4,227	4,033
General and administrative	15,969	15,658	46,332	30,300
Depreciation and amortization	194	144	614	384
Total operating costs and expenses	32,748	29,238	94,143	60,600
Operating loss	(11,774)	(2,291)	(27,621)	(5,379)
Interest expense	(2,568)	(254)	(4,685)	(374)
Change in fair value of promissory notes	(1,995)	—	(4,561)	—
Change in fair value of derivative instruments	64	—	64	—
Change in fair value of unconsolidated affiliates	87	—	(1,895)	4,937
Change in fair value of convertible notes	(9,182)	—	(9,182)	—
Debt extinguishment loss	(1,885)	—	(1,885)	—
Other (loss) income, net	(1,574)	2,660	87	2,972
(Loss) Income before income taxes	(28,827)	115	(49,678)	2,156
Provision for income taxes	69	366	134	82
Net (loss) income	$(28,896)	$(251)	$(49,812)	$2,074

	Three Months Ended September 30,		Nine Months Ended September 30,
(as a percentage of total revenue*)	2022	2021	2022	2021
Net service revenue	47.7%	33.7%	41.8%	56.6%
Net product revenue	41.2%	56.5%	44.2%	35.7%
Net revenue from related parties	11.0%	9.8%	14.0%	7.7%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services (1)	30.1%	19.5%	26.3%	30.3%
Cost of product revenue (1)	37.9%	22.4%	35.1%	14.4%
Sales and marketing	4.4%	2.0%	3.2%	2.2%
Research and development	6.7%	6.0%	6.4%	7.3%
General and administrative	76.1%	58.1%	69.6%	54.9%
Depreciation and amortization	0.9%	0.5%	0.9%	0.7%
Total operating costs and expenses	156.1%	108.5%	141.5%	109.7%
Operating loss	-56.1%	-8.5%	-41.5%	-9.7%
Interest expense	-12.2%	-0.9%	-7.0%	-0.7%
Change in fair value of promissory notes	-9.5%	0.0%	-6.9%	0.0%
Change in fair value of derivative instruments	0.3%	0.0%	0.1%	0.0%
Change in fair value of unconsolidated affiliates	0.4%	0.0%	-2.8%	8.9%
Change in fair value of convertible notes	-43.8%	0.0%	-13.8%	0.0%
Debt extinguishment loss	-9.0%	0.0%	-2.8%	0.0%
Other (loss) income, net	-7.5%	9.9%	0.1%	5.4%
(Loss) Income before income taxes	-137.4%	0.4%	-74.7%	3.9%
Provision for income taxes	0.3%	1.4%	0.2%	0.1%
Net (loss) income	-137.8%	-0.9%	-74.9%	3.8%

* Percentages may not sum due to rounding

Comparison of the Nine Months Ended September 30, 2022 and 2021

Net service revenue

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net service revenue	$27,800	$31,242	$(3,442)	(11.0)%
Percent of total revenue	41.8%	56.6%

Net service revenue decreased by $3.4 million, or 11.0%, to $27.8 million for the nine months ended September 30, 2022 as compared to $31.2 million for the nine months ended September 30, 2021. The Company historically recognizes net revenue as a percentage of service sales. The decrease is primarily due to a client for whom the Company recognized service revenue in 2021 until the Company purchased inventory from the client, and as a result, the Company began recognizing product revenue instead of service revenue starting in the third quarter of 2021. See below for further discussion on product revenue. Net service revenue as a percentage of total revenue was 41.8% for the nine months ended September 30, 2022 compared to 56.6% for the nine months ended September 30, 2021.

Net product revenue

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net product revenue	$29,401	$19,739	$9,662	48.9%
Percent of total revenue	44.2%	35.7%

Net product revenue increased by $9.7 million, or 48.9%, to $29.4 million for the nine months ended September 30, 2022 as compared to $19.7 million for the nine months ended September 30, 2021. The Company historically recognizes net revenue as a percentage of service sales. Starting in the second quarter of 2021, the Company added product revenue, which was generated from purchased inventory from select clients, to assist those clients with managing inventory through the pandemic in order to continue marketing and selling their particular brand of products. The Company sourced the products from vendors approved by licensees, and the products were received into the Company’s leased distribution centers and orders by end-customers were then fulfilled. As a result, the Company recognized the gross revenue for the sale of the inventory-owned products, and the corresponding cost of product revenue in the period the order was fulfilled. The practice of purchasing inventory was unique to 2021 and 2022, and the Company does not anticipate continuing after finding a buyer to distribute the inventory. The increase in product revenue is primarily due to the addition of a second product revenue client that was added in the third quarter of 2021. Net product revenue as a percentage of total revenue was 44.2% for the nine months ended September 30, 2022 compared to 35.7% for the nine months ended September 30, 2021.

Net revenue from related parties

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net revenue from related parties	$9,321	$4,240	$5,081	119.8%
Percent of total revenue	14.0%	7.7%

Net revenue from related parties increased by $5.1 million, or 119.8%, to $9.3 million for the nine months ended September 30, 2022 as compared to $4.2 million for the nine months ended September 30, 2021. The Company provides services to its joint ventures under Master Services agreements that are classified as related party revenue. The increase is primarily due to the addition of a second joint venture added in the fourth quarter of 2021, and revenue for the second joint venture was included for the nine months ending September 30, 2022. Net service revenue from related parties as a percentage of total revenue was 14.0% for the nine months ended September 30, 2022 compared to 7.7% for the nine months ended September 30, 2021.

Cost of services

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of services	$17,496	$16,721	$775	4.6%
Percent of total revenue	26.3%	30.3%

Cost of services increased by $0.8 million, or 4.6%, to $17.5 million for the nine months ended September 30, 2022 as compared to $16.7 million for the nine months ended September 30, 2021. The increase in cost of services in 2022 was related to higher shipping costs. Cost of services as a percentage of total revenue was 26.3% for the nine months ended September 30, 2022 compared to 30.3% for the nine months ended September 30, 2021.

Cost of product revenue

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of product revenue	$23,363	$7,957	$15,406	193.6%
Percent of total revenue	35.1%	14.4%

Cost of product revenue increased by $15.4 million, or 193.6%, to $23.4 million for the nine months ended September 30, 2022 as compared to $8.0 million for the nine months ended September 30, 2021. The increase was primarily related to the acquisition of inventory starting in the second quarter of 2021 in order to support select clients during the pandemic. The practice of purchasing inventory was unique to 2021 and 2022, and the Company does not anticipate continuing after finding a buyer to distribute the inventory. Cost of product revenue as a percentage of total revenue was 35.1% for the nine months ended September 30, 2022 compared to 14.4% for the nine months ended September 30, 2021.

Sales and Marketing

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$2,111	$1,205	$906	75.2%
Percent of total revenue	3.2%	2.2%

Sales and marketing expense increased by $0.9 million, or 75.2%, to $2.1 million for the nine months ended September 30, 2022 as compared to $1.2 million for the nine months ended September 30, 2021. The increase in sales and marketing expense in 2022 was primarily due to rebuilding of the sales team after a reduction as a result of the COVID-19 pandemic.

Research and development

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$4,227	$4,033	$194	4.8%
Percent of total revenue	6.4%	7.3%

Research and development expense increased by $0.2 million, or 4.8%, to $4.2 million for the nine months ended September 30, 2022 as compared to $4.0 million for the nine months ended September 30, 2021. The increase in research and development expense in 2022 was primarily due to general growth in the Company as a result of the economic recovery from the COVID-19 pandemic, along with additional cost investments related to new product launches.

General and administrative

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$46,332	$30,300	$16,032	52.9%
Percent of total revenue	69.6%	54.9%

General and administrative expense increased by $16.0 million, or 52.9%, to $46.3 million for the nine months ended September 30, 2022 as compared to $30.3 million for the nine months ended September 30, 2021. The increase in general and administrative expense in 2022 was primarily due to additional headcount and operating expense to support the growth in the Company’s total revenue.

Depreciation and amortization

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$614	$384	$230	59.9%
Percent of total revenue	0.9%	0.7%

Depreciation and amortization expense increased by $0.2 million, or 59.9%, to $0.6 million for the nine months ended September 30, 2022 as compared to $0.4 million for the nine months ended September 30, 2021. The increase in depreciation and amortization in 2022 was primarily due to the purchase of new hardware and equipment and additional amortization related to the acquired capitalized software.

Interest expense

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$4,685	$374	$4,311	1152.7%
Percent of total revenue	7.0%	0.7%

Interest expense increased by $4.3 million, or 1152.7%, to $4.7 million for the nine months ended September 30, 2022 as compared to $0.4 million for the nine months ended September 30, 2021. The increase in interest expense in 2022 was primarily due to interest on the Company’s notes payable issued in the third and fourth quarters of 2021 and the third quarter of 2022 and investor notes issued in the second quarter of 2022. The notes payable and investor notes were fully repaid at closing of the Business Combination.

Change in fair value of promissory notes

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of promissory notes	$4,561	$—	$4,561	100.0%
Percent of total revenue	6.9%	—%

Change in fair value of promissory notes was $4.6 million for the nine months ended September 30, 2022. The Company recognized a loss of $4.6 million for the nine months ended September 30, 2022 that were related to the Promissory Notes issued in the second and third quarter of 2022, which were based on the estimated cash payment needed to repay the Promissory Notes at closing of the Business Combination.

Change in fair value of derivatives

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of derivatives	$(64)	$—	$(64)	100.0%
Percent of total revenue	-0.1%	—%

Change in fair value of derivates notes was a gain of $64 thousand for the nine months ended September 30, 2022. The Company recognized a change in fair value of derivate notes in connection with the Standby Agreement.

Change in fair value of unconsolidated affiliate

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of unconsolidated affiliates	$1,895	$(4,937)	$6,832	(138.4)%
Percent of total revenue	2.8%	(8.9)%

Change in fair value of unconsolidated affiliates decreased by $6.8 million, or 138.4%, to a loss of $1.9 million for the nine months ended September 30, 2022 as compared to a gain of $4.9 million for the nine months ended September 30, 2021. The decrease is attributable to the Company’s investment in ModCloth, which was formed in April 2021, and IPCO, which was formed in December 2021. The Company elected to apply the fair value option of accounting to the joint ventures. The Company engaged a third-party valuation specialist to assist with the fair value assessment. As a result, the Company recorded a fair value adjustment for the investment in connection with its 50% interest during the nine months ended September 30, 2022 and September 30, 2021.

Change in fair value of convertible notes

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible notes	$9,182	$—	$9,182	100.0%
Percent of total revenue	13.8%	—%

Change in fair value of convertible notes was $9.2 million for the nine months ended September 30, 2022. The change is attributable to fair value of the convertible notes, which the Company engaged a third-party valuation specialist to assist with the fair value assessment.

Debt Extinguishment Loss

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Debt extinguishment loss	$1,885	$—	$1,885	100.0%
Percent of total revenue	2.8%	—%

Debt Extinguishment loss was $1.9 million for the nine months ended September 30, 2022. The Company recognized a loss of $1.9 million for the extinguishment of debt as part of the closing of the Business Combination.

Other (loss) income

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other (loss) income	$87	$2,972	$(2,885)	(97.1)%
Percent of total revenue	0.1%	5.4%

Other (loss) income decreased by $2.9 million, or 97.1%, to $0.1 million for the nine months ended September 30, 2022 as compared to $3.0 million for the nine months ended September 30, 2021. The decrease was primarily related to the settlement of deferred revenue of $1.6 million related to sale of finished inventory to IPCO in the first quarter of 2022 and forgiveness of the PPP loan of $2.6 million in the third quarter of 2021.

Provision for income tax

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income tax	$134	$82	$52	63.4%
Percent of total revenue	0.2%	0.1%

The provision for income tax expense increased $0.1 million, or 63.4%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to a full valuation allowance for differences related to GAAP and tax income related to the Company’s joint ventures due to election of accounting for the joint ventures using the equity method fair value option.

Comparison of the Three Months Ended September 30, 2022 and 2021

Net service revenue

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net service revenue	$10,013	$9,071	$942	10.4%
Percent of total revenue	47.7%	33.7%

Net service revenue increased by $0.9 million, or 10.4%, to $10.0 million for the three months ended September 30, 2022 as compared to $9.1 million for the three months ended September 30, 2021. The increase was primarily due to revenue associated with our Smart Ship technology that was introduced in the second quarter of 2022.

Net product revenue

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net product revenue	$8,645	$15,224	$(6,579)	-43.2%
Percent of total revenue	41.2%	56.5%

Net product revenue decreased by $6.6 million, or 43.2%, to $8.6 million for the three months ended September 30, 2022 as compared to $15.2 million for the three months ended September 30, 2021. The Company historically recognizes net revenue as a percentage of service sales. Starting in the second quarter of 2021, the Company added product revenue, which was generated from purchased inventory from select clients, to assist those clients with managing inventory through the pandemic in order to continue marketing and selling their particular brand of products. The Company sourced the products from vendors approved by licensees, and the products were received into the Company’s leased distribution centers and orders by end-customers were then fulfilled. As a result, the Company recognized the gross revenue for the sale of the inventory-owned products, and the corresponding cost of product revenue in the period the order was fulfilled. The practice of purchasing inventory was unique to 2021 and 2022, and the Company does not anticipate continuing after finding a buyer to distribute the inventory. The decrease was primarily due to discounted pricing in the third quarter of 2022 to focus on generating cash through closing of the Business Combination.

Net revenue from related parties

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net revenue from related parties	$2,316	$2,652	$(336)	(12.7)%
Percent of total revenue	11.0%	9.8%

Net revenue from related parties decreased by $0.3 million, or 12.7%, to $2.3 million for the three months ended September 30, 2022 as compared to $2.7 million for the three months ended September 30, 2021. The Company provides services to its joint ventures under Master Services agreements that are classified as related party revenue. The increase in the third quarter of 2022 is due to revenue from the IPCO joint venture, which was formed in the fourth quarter of 2021.

Cost of services

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of services	$6,304	$5,250	$1,054	20.1%
Percent of total revenue	30.1%	19.5%

Cost of services increased by $1.1 million, or 20.1%, to $6.3 million for the three months ended September 30, 2022 as compared to $5.3 million for the three months ended September 30, 2021. The increase in cost of services in 2022 was primarily attributable to increased social media and search engine costs.

Cost of product revenue

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of product revenue	$7,956	$6,049	$1,907	31.5%
Percent of total revenue	37.9%	22.4%

Cost of product revenue increased by $1.9 million, or 31.5%, to $8.0 million for the three months ended September 30, 2022 as compared to $6.0 million for the three months ended September 30, 2021. Cost of product revenue as a percentage of total revenue was 37.9% for the three months ended September 30, 2022 compared to 22.4% for the three months ended September 30, 2021. The increase in cost of product revenue is primarily attributed to discounted pricing in the third quarter of 2022 as the Company focused on generating cash through closing of the Business Combination.

Sales and Marketing

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$925	$528	$397	75.2%
Percent of total revenue	4.4%	2.0%

Sales and marketing expense increased by $0.4 million, or 75.2%, to $0.9 million for the three months ended September 30, 2022 as compared to $0.5 million for the three months ended September 30, 2021. The increase in sales and marketing expense in 2022 was primarily due to additional headcount and consulting to support initiatives following the Business Combination.

Research and development

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$1,400	$1,609	$(209)	(13.0)%
Percent of total revenue	6.7%	6.0%

Research and development expense decreased by $0.2 million, or 13.0%, to $1.4 million for three months ended September 30, 2022 as compared to $1.6 million for the three months ended September 30, 2021. The decrease in research and development expense in 2022 was primarily due to decreased costs following the launch of Smart Ship in early 2022.

General and administrative

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$15,969	$15,658	$311	2.0%
Percent of total revenue	76.1%	58.1%

General and administrative expense increased by $0.3 million, or 2.0%, to $16.0 million for the three months ended September 30, 2022 as compared to $15.7 million for the three months ended September 30, 2021. The increase in general and administrative expense in 2022 was primarily due to additional headcount to support initiatives following the Business Combination.

Depreciation and amortization

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$194	$144	$50	34.7%
Percent of total revenue	0.9%	0.5%

Depreciation and amortization expense increased by $0.1 million, or 34.7%, to $0.2 million for the three months ended September 30, 2022 as compared to $0.1 million for the three months ended September 30, 2021. The increase in depreciation and amortization in 2022 was primarily due to the purchase of new hardware and equipment and capitalized software in 2022.

Interest expense

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$2,568	$254	$2,314	911.0%
Percent of total revenue	12.2%	0.9%

Interest expense increased by $2.3 million, or 911.0%, to $2.6 million for the three months ended September 30, 2022 as compared to $0.3 million for the three months ended September 30, 2021. The increase in interest expense in 2022 was primarily due to interest on the Company’s notes payable issued in the third and fourth quarters of 2021 and the third quarter of 2022 and investor notes issued in the second quarter of 2022. The notes payable and investor notes were fully repaid at closing of the Business Combination.

Change in fair value of promissory notes

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of promissory notes	$1,995	$—	$1,995	100.0%
Percent of total revenue	9.5%	—%

Change in fair value of promissory notes was $2.0 million for the three months ended September 30, 2022. The Company recognized a loss of $2.0 million for the promissory notes issued in the second and third quarter of 2022, which were based on the estimated cash payment needed to repay the promissory notes at closing of the Business Combination.

Change in fair value of derivatives

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of derivatives	$(64)	$—	$(64)	100.0%
Percent of total revenue	(0.3)%	—%

Change in fair value of derivatives notes was a gain of $64 thousand for the three months ended September 30, 2022. The Company recognized a change in fair value of derivate notes in connection with the Standby Agreement.

Change in fair value of unconsolidated affiliates

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of unconsolidated affiliates	$87	$—	$87	100.0%
Percent of total revenue	0.4%	—%

Change in fair value of unconsolidated affiliates was $0.1 million for the three months ended September 30, 2022. The increase is attributable to the Company’s investment in ModCloth, which was formed in April 2021, and IPCO, which was formed in December 2021. The Company elected to apply the fair value option of accounting to the joint ventures. The Company engaged a third-party valuation specialist to assist with the fair value assessment. As a result, the Company recorded a fair value adjustment for the investment in connection with its 50% interest during the three months ended September 30, 2022 and 2021.

Change in fair value of convertible notes

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible notes	$9,182	$—	$9,182	100.0%
Percent of total revenue	43.8%	—%

Change in fair value of convertible notes was $9.2 million for the three months ended September 30, 2022. The change is attributable to fair value of the convertible notes. The Company engaged a third-party valuation specialist to assist with the fair value assessment.

Debt Extinguishment Loss

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Debt extinguishment loss	$1,885	$—	$1,885	100.0%
Percent of total revenue	9.0%	—%

Debt Extinguishment loss was $1.9 million for the three months ended September 30, 2022. The Company recognized a loss of $1.9 million for the extinguishment of debt as part of the closing of the Business Combination.

Other (loss) income

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other (loss) income	$(1,574)	$2,660	$(4,234)	(159.2)%
Percent of total revenue	(7.5)%	9.9%

Other (loss) income decreased by $4.2 million, or 159.2%, to a loss of $1.6 million for the three months ended September 30, 2022 as compared to a gain of $2.7 million for the three months ended September 30, 2021. The decrease in other income was primarily related to the forgiveness of PPP loan in the third quarter of 2021 and costs related to issuance of PIPE convertible notes that are expensed due to fair value option election of accounting.

Provision for income tax

	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income tax	$69	$366	$(297)	(81.1)%
Percent of total revenue	0.3%	1.4%

The provision for income tax expense decreased $0.3 million, or 81.1%, to $0.1 million for the three months ended September 30, 2022 as compared to $0.4 million for the three months ended September 30, 2021. The decrease was primarily due to a full valuation allowance for differences related to GAAP and tax income related to the Company’s joint ventures due to election of accounting for the joint ventures using the equity method fair value option.

Non-GAAP Financial Measures

We prepare and present our consolidated financial statements in accordance with U.S. GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance, as these measures are regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. This non-GAAP measure is not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We calculate and define Adjusted EBITDA as net loss, adjusted to exclude: (1) interest expense, (2) income tax expense and (3) depreciation and amortization.

Adjusted EBITDA is a financial measure that is not required by or presented in accordance with U.S. GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with U.S. GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations, or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures, (3) it does not reflect tax payments that may represent a reduction in cash available to us and (4) does not include certain non-recurring cash expenses that we do not believe are representative of our business on a steady-state basis. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with U.S. GAAP.

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(28,896)	$(251)	$(49,812)	$2,074
Interest expense	2,568	254	4,685	374
Provision for income taxes	69	366	134	82
Depreciation and amortization	194	144	614	384
Adjusted EBITDA	$(26,065)	$513	$(44,379)	$2,914

Liquidity and Capital Resources

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business.

Prior to the Business Combination, the Company’s available liquidity and operations were financed through equity contributions, a line of credit, promissory notes and cash flow from operations. Subsequent to the Business Combination, the Company expects to fund operations through equity contributions and cash flow from operations.

In the third quarter of 2022, the impacts from the Company's inventory purchases, which began in 2021, were adversely affected by supply chain challenges which have led to lower revenue and cash flow from operating activities. To address the resulting cash flow challenges, the Company has implemented a comprehensive cost reduction and performance improvement program, including reduced headcount and elimination of certain discretionary and general and administrative expenses.

As of September 30, 2022, we had cash of $15.8 million and restricted cash of $1.5 million, which consists of amounts held as bank deposits. The Company believes its existing cash and restricted cash, together with the cash we expect to generate from future operations, will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months. The Company believes it has the ability to continue as a going concern. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Indebtedness

Convertible Notes and Indenture

On April 19, 2022, the Company, the Notes Guarantors and the Subscribers entered into the PIPE Subscription Agreements pursuant to which the Company agreed to issue and sell to the Subscribers immediately prior to the closing of the Business Combination (i) up to an aggregate principal amount of $75.0 million of Convertible Notes at the par value of the notes and (ii) up to an aggregate of 1.5 million PIPE Warrants with each whole PIPE Warrant entitling the holder thereof to purchase one share of Common Stock.

On August 26, 2022, immediately prior to the Closing, the Company issued $65.5 million aggregate principal amount of Convertible Notes and, as contemplated by the PIPE Subscription Agreements, the Company, the Note Guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into the Indenture. The Convertible Notes were offered in a private placement under the Securities Act, pursuant to the PIPE Subscription Agreements. The Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms, and will accrue interest at a rate of 7.00% per annum, payable in cash. The Convertible Notes may be converted at any time (in whole or in part) into shares of Common Stock, at the option of the holder of such Convertible Note, based on the applicable conversion rate at such time. The initial conversion price is approximately $11.50 per share of Common Stock, based on an initial conversion rate of 86.9565 shares of Common Stock per $1,000 principal amount of Convertible Notes. For conversions with a conversion date on or after the first anniversary of the closing of the Transactions and prior to the regular record date immediately preceding the Maturity Date, the conversion consideration will also include an interest make-whole payment equal to the remaining scheduled payments of interest on the Convertible Note being converted through the Maturity Date. The Company will be able to elect to make such interest make-whole payment in cash or in Common Stock, subject to certain conditions. The conversion rate is subject to adjustments set forth in the Indenture, including conversion rate resets (x) on August 27, 2023, September 26, 2023 and September 26, 2024 and (y) following the consummation of certain equity and equity-linked offerings by the Company and sales of certain equity and equity-linked securities by certain shareholders of the Company. Each holder of a Convertible Note will have the right to cause the Post-Combination Company to repurchase for cash all or a portion of the Convertible Notes held by such holder upon the occurrence of a “Fundamental Change” (as defined in the Indenture) at a price equal to (i) on or before September 26, 2023, 100% of the original principal amount of such Convertible Note, and (ii) from and after September 26, 2023, 100% of the accreted principal amount applicable at such time pursuant to the terms of the Indenture, in each case, plus accrued and unpaid interest.

The Indenture includes restrictive covenants that, among other things, require the Company to maintain a minimum level of liquidity on a consolidated basis and limit the ability of the Company and its subsidiaries to incur indebtedness above certain thresholds or to issue preferred stock, to make certain restricted payments, to dispose of certain material assets and engage in other asset sales, subject to reinvestment rights, to pay certain advisory fees in connection to the Transactions and the transactions contemplated by the PIPE Subscription Agreements above a certain threshold, and other customary covenants with respect to the collateral securing the obligations created by the Convertible Notes and the Indenture, including the entry into security documents (in each case, subject to certain exceptions set forth in the Indenture); provided that the covenants with respect to (i) the making of restricted payments, (ii) the incurrence of indebtedness, (iii) the disposition of certain material assets and asset sales, (iv) liquidity, (v) the payment of advisory fees and (vi) the collateral securing the obligations created by the Convertible Notes and the Indenture shall terminate once less than

15% of the aggregate principal amount of the Convertible Notes are outstanding. The liquidity covenant would terminate if the Company achieves $175 million in consolidated revenue in the preceding four fiscal quarters. Certain of the Company’s subsidiaries will serve as Notes Guarantors that jointly and severally, fully and unconditionally guarantee the obligations under the Convertible Notes and the Indenture. The Indenture also requires certain future subsidiaries of the Post-Combination Company, if any, to become Notes Guarantors. This covenant will terminate once less than 15% of the aggregate principal amount of the Convertible Notes are outstanding. The Indenture also includes customary events of default and related provisions for potential acceleration of the Convertible Notes.

Line of credit

Effective January 14, 2015, the Company entered into a Revolving Credit Agreement with a financial institution that provided maximum borrowing under a revolving loan commitment of up to $2 million, bearing an interest rate of 2% plus prime rate as published by the Wall Street Journal. Effective July 3, 2020, the Company renewed the line of credit with the financial institution through May 31, 2021 that provided maximum borrowing under a revolving loan commitment of up to $5 million. In May 2021 the maturity date was extended to June 30, 2021 and then further extended to July 31, 2021. The line was then renewed on July 21, 2021 with an expanded credit limit of $8 million, a new maturity date of June 30, 2023 and an amended per annum interest rate of the greater of 2.25% plus prime rate as published by the Wall Street Journal or 5.50%. The line of credit was repaid at the closing of the Business Combination.

Notes Payable

On August 11, 2021, the Company entered into a loan and security agreement (the “Note Agreement”) with a financial institution that provided for a borrowing commitment of $15 million in the form of promissory notes. In August 2021, the Company borrowed $10 million under the first tranche (“First Tranche Notes”). The Note Agreement had a commitment for additional second tranche borrowings of $5 million through June 30, 2022 (“Second Tranche Notes”). In October 2021 the Company borrowed the remaining $5 million committed under the Note Agreement. The borrowings under the Note Agreement were secured by substantially all assets of the Company.

The First Tranche Notes and Second Tranche Notes were due to mature on September 1, 2026 and November 1, 2026, respectively, and bore interest at a rate per annum of 6.25% plus the greater of 3.25% or the prime rate as published by the Wall Street Journal. The Company was required to make interest-only payments on the first of each month beginning October 1, 2021 and December 1, 2021, respectively. Beginning October 1, 2023 and December 1, 2023, respectively, the Company would have been required to make principal payments of $278 thousand and $139 thousand, respectively, plus accrued interest on the first of each month through maturity. Upon payment in full of the First Tranche Notes and Second Tranche Notes, the Company was required to pay exit fees of $600 thousand and $300 thousand, respectively.

In December 2021, the Company borrowed an additional $1 million from the same financial institution, which was repaid in full on December 31, 2021. In addition, the Company borrowed an additional $5 million (“Third Tranche Notes”) that bore interest at a rate per annum of 6.25% plus the greater of 3.25% or the prime rate as published by the Wall Street Journal. The Company was required to make interest-only payments on the first of each month beginning February 1, 2022, with the full principal amount due on July 1, 2023. Upon payment in full, the Company is required to pay exit fees of $50 thousand.

In connection with the Note Agreement, the Company issued warrants to purchase up to 33,357 shares of common stock of the Company (the “Legacy Liability Warrants”) at an exercise price of $0.01 per share (Note 8). On the date of issuance, the Company recorded the fair value of the Legacy Liability Warrants as a discount to the First Tranche Notes which was being amortized into interest expense over the term of the First Tranche Notes using the effective interest method. The issuance costs were deferred over the repayment term of the debt. Deferred issuance costs relate to the Company’s debt instruments, the short-term and long-term portions are reflected as a deduction from the carrying amount of the related debt.

In addition, the Company issued additional notes payable in July 2022 for proceeds of $3.0 million. Such notes payable matured on the earlier of (a) December 30, 2022 or (b) the close of the Business Combination. The amount due at maturity was $4.5 million. The Company elected to account for the additional notes payable under the fair value option of accounting.

The notes payable were repaid at the closing of the Business Combination.

Promissory Notes

During the second quarter of 2022, the Company entered into promissory notes with various individuals (the “Promissory Notes”), including current investors, members of management and other unrelated parties in exchange for cash in an amount equal to $7.0 million (the “Promissory Notes”). The Promissory Notes were due to mature on the earlier of (a) one year from issuance or (b) the closing of the Business Combination (Note 1) and bore per annum interest at the rate of 7.75% plus the greater of 3.50% or the prime rate as published by the Wall Street Journal. The Company was required to make nine interest-only payments, followed by three principal and interest payments. In connection with the Promissory Notes, the Company issued warrants (“Promissory Note Warrants”) to purchase up to 31,024 shares of common stock of the Company at an exercise price of $0.01 per share (Note 7). Upon payment in full of the Promissory Notes, the Company was required to make an additional final payment (“Final Payment”) of $3.5 million.

The Company elected to account for the Promissory Notes under the fair value option of accounting upon issuance of each of the Promissory Notes. At issuance the Company recognized the fair value of the Promissory Notes of $6.3 million with the remaining $0.7 million of proceeds received allocated to the Promissory Note Warrants.

The Promissory Notes were repaid at the closing of the Business Combination.

Paycheck Protection Program Loan

On April 14, 2020, the Company received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP Loan had a maturity date of April 22, 2022 and bore interest at a rate of 1% per annum. The balance as of December 31, 2020 of $2.3 million is included in Paycheck Protection Program loan payable on the condensed consolidated balance sheets. On September 17, 2021, the PPP Loan was forgiven in full including accrued interest thereon. As such, the Company recorded a gain on loan forgiveness during the nine months ended September 30, 2021 of $2.3 million included in other income in the consolidated statement of operations.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Cash flow used in operating activities	$(25,287)	$(22,605)
Cash flow used in investing activities	(1,744)	(2,058)
Cash flow provided by financing activities	39,787	14,875

Operating Activities

Our cash flows from operating activities are primarily driven by the activities associated with our CaaS revenue stream, offset by the cash cost of operations, and are significantly influenced by the timing of and fluctuations in receipts from buyers and related payments to our clients. We typically receive cash from the end users of products sold prior to remitting back to our clients. Our collection and payment cycles can vary from period to period. In addition, seasonality may impact cash flows from operating activities on a sequential quarterly basis during the year.

During the nine months ended September 30, 2022, net cash used in operating activities increased by $2.7 million to $25.3 million, compared to net cash used in operating activities of $22.6 million during the nine months ended September 30, 2021. The primary driver of the change was the increase in net loss and the sale of existing inventory.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment and software.

During the nine months ended September 30, 2022, net cash used in investing activities decreased by $0.4 million to $1.7 million compared to net cash used in investing activities of $2.1 million during the nine months ended September 30, 2021. The primary drivers of the decrease were cash used in the prior year for the Modcloth joint venture investment, offset by an increase in property and equipment purchases of $1.1 million.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of debt as well as activity related to the business combination.

During the nine months ended September 30, 2022, net cash provided by financing activities increased by $24.9 million to $39.8 million, compared to net cash provided by financing activities of $14.9 million for the nine months ended September 30, 2021. The change was primarily driven by the activity related to the Business Combination.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements during the periods presented other than the indemnification agreements.

Contractual Obligations and Known Future Cash Requirements

Our principal commitments consist of operating lease for the office and warehouses located in California and Pennsylvania. Our five monthly lease commitment payments range from approximately $36 thousand to approximately $124 thousand. Each of our five lease commitments expire at various times through November 2028. Some of the leases contain renewal options. Minimum rent payments under all operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent.

As of September 30, 2022, the expected future obligations of the Company are as follows:

	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations	$6,395	$570	$1,272	$873	$900	$927	$1,853

Rent expense for the nine months ended September 30, 2022 and 2021 was approximately $4.1 million and $2.7 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

In addition, we anticipate to have future cash requirements related to investment in new products, technology, sales and marketing. Our budgeted expenditure is approximately $3.7 million for the year ended December 31, 2022.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Our Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

We believe that the accounting policies disclosed below include estimates and assumptions critical to our business and their application could have a material impact on our consolidated financial statements. In addition to these critical policies, our significant accounting policies are included within Note 2 of our “Notes to Consolidated Financial Statements” included elsewhere in this filing.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, do not bear interest, and primarily represent receivables from consumers and credit card receivables from merchant processors, after performance obligations have been fulfilled. Amounts collected on accounts receivable are included in operating activities in the statements of cash flows.

The Company maintains an allowance for credit losses, as deemed necessary, for estimated losses inherent in its accounts receivable portfolio. In estimating this reserve, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any customers with off-balance-sheet credit exposure. The Company writes off accounts receivable balances once the receivables are no longer deemed collectible.

Joint Ventures

The Company accounts for joint ventures in accordance with ASC 810-10, “Consolidations,” ASC 323-10, “Investments-Equity Method and Joint Ventures” and ASC 825-10, “Finance Instruments,” under which the Company’s joint ventures meet the criteria to be accounted for as an equity method investment using the fair value method. As such, the difference between fair value and cash contribution is recorded as a gain to other income in the Company’s consolidated statement of operations. The joint ventures are subject to fair value assessment each reporting period and the changes in fair value is booked to the Company’s consolidated statement of operations. In valuing joint venture investments, we utilized the valuation from an independent third-party specialist, with input from management, which used a combination of net income and market approaches, with 50% weight to the discounted cash flow method and 25% weigh to each of the guideline public company and transaction methods. Changes in these estimates and assumptions or the relationship between those assumptions impact our valuation as of the valuation date and may have a material impact on the valuation.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

We accounted for shares of SWAG Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of SWAG Class A common stock subject to mandatory redemption were classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) was classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the SWAG Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet.

Net Loss per Common Share

We applied the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock was calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income (loss) per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

Revenue

Revenue is accounted for using Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

In accordance with ASC Topic 606, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

•
Identification of a contract with a customer,
•
Identification of the performance obligations in the contract,
•
Determination of the transaction price,
•
Allocation of the transaction price to the performance obligations in the contract, and
•
Recognition of revenue when or as the performance obligations are satisfied.

A performance obligation is a promise in a contract to transfer a distinct product. Performance obligations promised in a contract are identified based on the goods that will be transferred that are both capable of being distinct and are distinct in the context of the contract, whereby the transfer of the goods is separately identifiable from other promises in the contract. Performance obligations include establishing and maintaining customer online stores, providing access to the Company’s e-commerce platform, customer service support, photography services, warehousing, and fulfillment. The Company has concluded the sale of goods and related shipping and handling on behalf of our customers are accounted for as a single performance obligation, while the expenses incurred for actual shipping charges are included in cost of sales.

The Company’s revenue is mainly commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. Customers do not have the contractual right to take possession of the Company’s software. Revenue is recognized in an amount that reflects the consideration that the Company expects to ultimately receive in exchange for those promised goods, net of expected discounts for sales promotions and customary allowances.

Commerce-as-a-Service Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Variable consideration is included in revenue for potential product returns. The Company uses a reserve to constrain revenue for the expected variable consideration at each period end. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of returns. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration.

Payment terms and conditions are generally consistent for customers, including credit terms to customers ranging from seven days to 60 days, and the Company’s contracts do not include any significant financing component. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the statements of operations.

Commerce-as-a-Service

The Company’s main revenue stream is “Commerce-as-a-Service” revenue in which they receive commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. Consideration for online sales is collected directly from the shopper by the Company and amounts not owed to the Company are remitted to the client. Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Product revenue

Under one of the Company’s Master Services Agreements, the Company is the owner of inventory and reseller of record. As a result, the Company is the principal in sales to end customers and records these revenues on a gross basis a point in time.

Fulfillment

Revenue for business-to-business (“B2B”) fulfillment services is recognized on a gross basis either at a point in time or over a point in time. For example, inbound and outbound services are recognized when the service is complete, while monthly storage services are recognized over the service period.

Marketing

Revenue for marketing services is recognized on a gross basis as marketing services are complete. Performance obligations include providing marketing and program management such as procurement and implementation.

Shipping

Revenue for shipping services is recognized on a gross basis as shipments are completed and products are shipped to end customers.

Other services

Revenue for other services such as photography, business to customer (“B2C”) fulfillment, customer service, development and web design are reimbursable costs and recognized on the gross basis, and are services rendered as part of the performance obligations to clients for which an online platform and online orders are managed. All reimbursable costs are the responsibility of the Company as the Company uses such services to fulfill its performance obligations.

Set up and implementation

The Company provides set up and implementation services for new clients. The revenue is recognized on a gross basis at the completion of the service, with the unearned amounts received for incomplete services recorded as deferred revenue, if any.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the statements of operations

Recently Issued Accounting Pronouncements

We discuss the potential impact of recent accounting pronouncements in Note 2 to our “Notes to Consolidated Financial Statements” under the caption “Summary of Significant Accounting Policies”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our co-Chief Executive Officers and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. As a result of the closing of the Business Combination, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 no longer apply. For a discussion of risks and uncertainties relating to our business following the Business Combination, please see the section in our Registration Statement on Form S-1 filed with the SEC on September 16, 2022 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than with respect to the PIPE Investment as described in the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022, we sold no securities during the three months ended September 30, 2022 that were not registered under the Securities Act.

Use of Proceeds

On August 2, 2021, SWAG consummated its initial public offering of 20,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $200,000,000. Jefferies LLC served as the manager for the initial public offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253230).

The SEC declared the registration statements effective on July 30, 2021. Simultaneous with the consummation of the initial public offering, the Sponsor purchased an aggregate of 9,000,000 private placement warrants at a price of $1.00 per private placement warrant, generating total proceeds of $9,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Of the gross proceeds received from the initial public offering, an aggregate of $203,000,000 ($10.15 per unit) was placed in SWAG’s trust account.

On August 4, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 2,807,868 units issued for an aggregate amount of $28,078,680. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 982,754 private placement warrants at $1.00 per private placement warrant, generating total proceeds of $982,754. A total of $28,499,860 was deposited into SWAG’s trust account, bringing the aggregate proceeds held in SWAG’s trust account to $231,499,860.

After deducting payments to existing stockholders of approximately $173.0 million in connection with their exercise of redemption rights, the remainder of SWAG’s trust account was used to pay fees and expenses and to pay cash consideration to Legacy Nogin stockholders, in each case, in connection with the Business Combination.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Business Combination, dated as of February 14, 2022, by and among Software Acquisition Group Inc. III, Nuevo Business Combination Sub, Inc. and Branded Online, Inc. dba Nogin.	S-4	2.1	2/14/2022
2.2	Amendment to Agreement and Plan of Business Combination, dated as of April 19, 2022, by and among Software Acquisition Group Inc. III, Nuevo Business Combination Sub, Inc. and Branded Online, Inc. dba Nogin.	S-4	2.2	5/16/2022
2.3	Amendment to Agreement and Plan of Business Combination, dated as of August 26, 2022, by and among Software Acquisition Group Inc. III, Nuevo Business Combination Sub, Inc., Branded Online, Inc. dba Nogin, Jan-Christopher Nugent and Geoffrey Van Haeren.	8-K	2.3	9/01/2022
3.1	Amended and Restated Certificate of Incorporation of Nogin, Inc.	8-K	3.1	9/01/2022
3.2	Amended and Restated Bylaws of Nogin, Inc.	8-K	3.2	9/01/2022
4.1	Convertible Notes Indenture, dated as of August 26, 2022, by and among the Company, the guarantors named therein and U.S. Bank, National Association, as trustee.	8-K	4.4	9/01/2022
4.2	Form of 7.00% Convertible Senior Notes due 2026 (included in Exhibit 4.4).	8-K	4.5	9/01/2022
4.3	PIPE Warrant Agreement, dated as of August 26, 2022, by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.6	9/01/2022
10.1	Amended and Restated Registration Rights Agreement, dated as of August 26, 2022, by and among the Company, certain equityholders of the Company named therein and certain equityholders of Legacy Nogin named therein.	8-K	10.1	9/01/2022
10.2	Nogin, Inc. 2022 Incentive Award Plan.	8-K	10.7	9/01/2022
10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the Nogin, Inc. 2022 Incentive Award Plan.	8-K	10.8	9/01/2022
10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Nogin, Inc. 2022 Incentive Award Plan.	8-K	10.9	9/01/2022
10.5	Form of Equity PIPE Subscription Agreement.	8-K	10.10	9/01/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial information from Nogin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statement of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Deficit - Unaudited, (iv) the Condensed Consolidated Statement of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

* Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NOGIN, INC.

By:	/s/ Jan-Christopher Nugent
Jan-Christopher Nugent
Co-Chief Executive Officer and Chairman of the Board of Directors

November 14, 2022

By:	/s/ Jonathan S. Huberman
Jonathan S. Huberman
Co-Chief Executive Officer and President

November 14, 2022

By:	/s/ Shahriyar Rahmati
Shahriyar Rahmati
Chief Financial Officer and Chief Operating Officer

November 14, 2022