Form 10-K
period 2022-12-31
Nogin, Inc.
filed 2023-03-23
CIK 1841800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40682

Nogin, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1370703 (I.R.S. Employer Identification Number)

1775 Flight Way STE 400
Tustin, California 92782
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non‑accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act): Yes ☐ No☒

The aggregate market value of the voting and non‑voting common equity of the registrant held by non‑affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $228.1 million.

As of March 20, 2023, there were 66,694,295 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10‑K, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10‑K relates.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (this “Report”) contains forward‑looking statements. We intend such forward‑looking statements to be covered by the safe harbor provisions for forward‑looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward‑looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements.

In some cases, you can identify forward‑looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward‑looking statements in this Report are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward‑looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward‑looking statements, including the risks, uncertainties and assumptions described under Part I, Item 1A. “Risk Factors.” These forward‑looking statements are subject to numerous risks, including, without limitation, the following:

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
•
our ability to fulfill the obligations and comply with the covenants under the Indenture governing our Convertible Notes; and
•
other risks and uncertainties described on this Report, including those under the section entitled "Risk Factors."

Because forward‑looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward‑looking statements as predictions of future events. The events and circumstances reflected in our forward‑looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward‑looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward‑looking statements in this Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward‑looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward‑looking statements by these cautionary statements.

i

ii

PART I

Item 1. Business

Unless the context otherwise requires, references in this subsection to “we,” “us,” “our,” the “Company,” “Registrant,” and “Nogin” refer to the consolidated operations of Nogin, Inc. and its subsidiaries. References to “SWAG” refer to the Company prior to the consummation of the Business Combination and references to “Legacy Nogin” refer to Branded Online, Inc. dba Nogin prior to the consummation of the Business Combination.

Company Overview

Our purpose-built platform has been developed to offer full-stack enterprise-level capabilities to online retailers. Using our Intelligent Commerce Platform, we enable brands in this market to build direct relationships with their end customers, in competition with big retailers.

As brands sell more online and therefore grow in the amount of gross merchandise value (“GMV”) generated through their business, they soon realize that they need more than just a simple online storefront and encounter complexities in terms of customer management, order optimization, returns, and fulfillment that need to be managed and coordinated. There are now a large number of brands that need to utilize an extended set of capabilities—Nogin provides this technology. In addition, there are established brands that have traditionally sold through retailers that now see an opportunity to go direct to the end customer and establish the direct customer relationship using Nogin’s software solution.

Nogin's Intelligent Commerce platform provides a full suite of capabilities including storefront, order management, catalog maintenance, fulfillment, returns management, customer data analytics and marketing optimization tailored for online brands and all consolidated within a single software solution. Furthermore, our clients utilize Nogin’s technology to help accelerate the growth of their GMV, improve their customer engagement and reduce costs.

We cater to a market that is currently underserved and growing fast. We are mission-critical to helping our clients manage their front-to-back-end operations while driving increased revenue and profitability. Our platform integrates seamlessly into point-of-sale (“POS”) or inventory software systems on the back end and offers simple tools for creative website development and content management on the front end. Nogin enables brands and retailers to focus on their core strengths of product development and branding by reducing the complexity associated with scaling an online business. Our software solution delivers best-in-class commerce experiences for our clients that they may not have the time, budget, or expertise to deliver on their own. We make commerce simple and easy to operate.

As digital channels grow in significance in relation to consumer spending behavior, we help brands and retailers optimize their digital commerce presence. According to eMarketer Inc., worldwide e-commerce sales are projected to reach $6.4 trillion by 2024 with the e-commerce software market expected to expand from $6.1 billion in 2021 to $20.4 billion in 2028.

The sophistication of our Intelligent Commerce Platform means we have a data lake of over 1 billion consumer interactions which our software leverages to create smart algorithms around discounts and mark downs, free shipping, traffic and conversions, payment processing, media, fulfillment and returns, freight, and customer service that our brands can use across their entire ecosystem, driving ROI outside of the online storefront. By testing, tracking and tagging, our software can determine the impact of implementing new strategies for our clients. This allows clients to gain insights into what is impacting margins and uncover areas of focus to improve on.

The success of the brands who utilize our platform is our success, and we develop relationships as such that we become their trusted partner for growth. The more GMV our brands are able to efficiently drive to their online store, the greater our own revenue, growth, and profitability. We believe this alignment of interests with our clients is a core tenant to our sustainable, long-term success. This is evidenced by our net revenue retention rate, which has been 105% in 2020 and 2021 and 102% in 2022 and consistently over 100% in the preceding years. These retention rates demonstrate both the strong retention we achieve from our existing brands and their strong growth in GMV by using Nogin's Intelligent Commerce platform.

Since launching our platform in 2013, our business has experienced rapid growth. Our revenues were $101.3 million and $94.5 million in the years ended December 31, 2021 and 2022, respectively. Our net losses were $0.1 million and $52.7 million in the years ended December 31, 2021 and December 31, 2022, respectively. Our GMV amounted to $277.6 million and $255.5 million in the years ended December 31, 2021 and 2022, respectively, representing a decrease of 8% from 2021 to 2022. In 2021, we began acquiring inventory to assist our clients supply chain issues through the COVID-19 pandemic. As such, we had product revenue in 2021 that we do not anticipate continuing in 2023 after finding a buyer for the inventory.

Recent Developments

Business Combination

On February 14, 2022, the Company entered into an Agreement and Plan of Merger (as amended on April 19, 2022 and August 26, 2022, the “Merger Agreement”), with Nuevo Merger Sub, Inc., a wholly owned subsidiary of SWAG (“Merger Sub”), and Legacy Nogin, pursuant to which Merger Sub would merge with and into Legacy Nogin, with Legacy Nogin surviving the merger as a wholly owned subsidiary of the Company (the “Business Combination” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

On April 19, 2022, the Company, certain guarantors named therein (the “Notes Guarantors”) and certain investors named therein (each, a “Subscriber” and collectively, the “Subscribers”), entered into subscription agreements (each, a “PIPE Subscription Agreement” and collectively, the “PIPE Subscription Agreements”) pursuant to which the Company agreed to issue and sell to the Subscribers immediately prior to the closing of the Business Combination (i) up to an aggregate principal amount of $75.0 million of 7.00% Convertible Senior Notes due 2026 (the “Convertible Notes”) at the par value of the notes and (ii) up to an aggregate of 1.5 million warrants (the “PIPE Warrants”) with each whole PIPE Warrant entitling the holder thereof to purchase one share of common stock.

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

On August 26, 2022, immediately prior to the Closing (as defined below), the Company issued (i) 517,079 shares of common stock to the Equity Subscriber in accordance with the terms of the Equity PIPE Subscription Agreement, (ii) $65.5 million aggregate principal amount of Convertible Notes to the Subscribers in accordance with the terms of the PIPE Subscription Agreements and (iii) 1,396,419 PIPE Warrants to the Subscribers in accordance with the terms of the PIPE Subscription Agreements.

On August 26, 2022 (the “Closing Date”), pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Nogin, with Legacy Nogin surviving the merger as a wholly owned subsidiary of the Company (the “Closing”).

In connection with Closing, we changed our name to Nogin, Inc. While we are the legal acquirer of Legacy Nogin in the Business Combination, Legacy Nogin is deemed to be the accounting acquirer, and the historical financial statements of Legacy Nogin became the historical financial statements of the Company upon the closing of the Transactions.

Joint Ventures

On April 6, 2021, the Company and Tiger Capital Group, LLC (“Tiger Capital”) formed a joint venture, Modcloth LLC (“ModCloth”). The Company and Tiger Capital each contributed $1.5 million into ModCloth and Nogin owns 50% of the outstanding membership units. Tiger Capital provides the financing for the inventory, while Nogin entered into a Master Services Agreement (“MSA”) with ModCloth to provide the Intelligent Commerce Platform and eCommerce services. The Company accounts for its investment in ModCloth under the fair value option of accounting. As of December 31, 2021, the investment balance related to ModCloth was $6.4 million and was included in investment in unconsolidated affiliates on the consolidated balance sheets. For the year ended December 31, 2021, the Company recorded a fair value adjustment related to its ModCloth investment of $4.9 million included in changes in fair value of unconsolidated affiliates on the consolidated statements of operations. On December 1, 2022, Tiger Capital assigned its interest in Modcloth to the Company for $1.5 million, at which point Modcloth became a wholly owned subsidiary of the Company.

On December 31, 2021, the Company and CFL Delaware, Inc. (“CFL”) formed a joint venture, IPCO Holdings, LLC (“IPCO”), whereby the Company contributed certain assets acquired from the BTB (ABC), LLC (“Betabrand”) acquisition and entered into a MSA with IPCO to provide certain eCommerce services, marketing, photography, customer service and merchant credit card monitor fraud services; and CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company accounts for its investment in IPCO under the fair value option of accounting. As of December 31, 2022, the investment balance related to IPCO was $7.4 million and was included in investment in unconsolidated affiliates on the consolidated balance sheets.

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

Notice of Non-Compliance from Nasdaq

On December 2, 2022, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our common stock for the 30 consecutive trading days preceding the notice, the Company no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

We have been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to May 31, 2023, and we must otherwise satisfy The Nasdaq Global Market’s requirements for listing.

If we do not regain compliance by May 31, 2023, we may be eligible for an additional 180 calendar day compliance period if we elect (and meet the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, our securities will be subject to delisting.

We intend to monitor the bid price of the common stock and consider available options to resolve the noncompliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with The Nasdaq Global Market’s continued listing requirements or that Nasdaq will grant the Company a further extension of time to regain compliance, if applicable.

Updates to Management and Board of Directors

On January 27, 2023, Jan-Christopher Nugent, Co-Chief Executive Officer and Chairman of the board of directors (the “Board”) of the Company, resigned as the Company’s Co-Chief Executive Officer and as a member and Chairman of the Board, effective as of January 27, 2023 (the “Resignation Effective Date”). Jonathan S. Huberman, the Company’s other Co-Chief Executive Officer, began serving as the sole Chief Executive Officer of the Company and as Chairman of the Board as of the Resignation Effective Date.

On February 13, 2023, the Board, upon the recommendation of the Nominating and Corporate Governance Committee (the “Nominating Committee”), appointed Andrew Pancer to fill the vacancy on the Board created by the resignation of Jan-Christopher Nugent. Mr. Pancer will serve as a Class I director of the Board for a term ending at the 2023 annual meeting of stockholders of the Company, with such appointment effective as of February 13, 2023. In approving the appointment, the Board concluded that Mr. Pancer satisfies the independence requirements of the Nasdaq Stock Market and the Company’s Corporate Governance Guidelines and the Securities and Exchange Commission rules regarding audit committee membership. Mr. Pancer was appointed to serve as a member of the Nominating Committee and as a member of the Audit Committee of the Board. In connection with Mr. Pancer’s appointment as a Class I director, the Board reassigned Hussain Baig from Class I to Class III in order to maintain the three classes of the Board as nearly equal in number as possible as prescribed by the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”).

On February 13, 2023, Deborah Weinswig, a Class I director of the Board and chair of the Nominating Committee, resigned from the Board, effective as of February 13, 2023. In connection with Ms. Weinswig’s resignation, the Board reassigned Geoffrey Van Haeren from Class II to Class I in order to maintain the three classes of the Board as nearly equal in number as possible as prescribed by the Company’s Charter.

Missed Interest Payment

The Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023 as required pursuant to Section 2.05 of the Indenture, resulting in a default. Pursuant to Section 7.01(A)(ii) of the Indenture, a default for thirty (30) consecutive days in the payment when due of interest on any Convertible Note constitutes an Event of Default (as defined in the Indenture). In the event the Company does not make the interest payment on or prior to March 31, 2023 and no agreement is otherwise reached with the holders of the Convertible Notes, the trustee or holders of at least 25% in principal amount of the Convertible Notes may declare the principal and any interest immediately due and payable. Although the Company is in active negotiations with the holders of the Convertible Notes to resolve the default, there can be no assurances that an agreement will be reached on terms that are acceptable to us or at all.

Key Trends in E-Commerce
Accelerating shift towards e-commerce with online sales growth higher than traditional retail sales

In 2021, US consumers were expected to spend $933.0 billion on e-commerce, representing 15.3% of total retail sales, and by 2025, US consumers are projected to spend $1.64 trillion on e-commerce representing 23.6% of total retail sales. The growth in e-commerce sales as a proportion of total retail sales has been accelerated by brands selling directly to consumers, increased use of social media for both marketing and as a method for transacting, growing number of and reach of e-commerce platforms that allow retailers to situate themselves online, and larger number of digital marketplaces directly connecting sellers and consumers.

Increased emphasis by retailers on direct-to-consumer sales channels and community building

Retailers are increasingly utilizing data to segment customers, understand their purchasing behaviors, and create a more personalized shopping experience for each shopper. Audience data is also being used to generate and provide ads that are more relevant online by targeting specific consumers with content that is most likely to entice them into taking further purchasing action.

Growing focus and investments in digital transformation and IT within the retail sector

Digital brands and retailers are now prioritizing providing customers with a unified retail experience, which includes the combination of emerging technologies, merchandise planning and execution, digital workplace experiences, and unified commerce execution. International Data Corporation (“IDC”) predicts that by 2023, digital transformation and innovation will account for more than 50% of all IT spending, as compared to 36% of IT spending in 2018. As retailers’ IT functions continue to play a larger role from a strategic standpoint, companies are committed to investing and developing resources that help expand their digital footprint within their respective target markets. While increased IT spending can help with marketing and outreach, investments in IT also serve to facilitate more efficient supply chain processes and unique customer experiences.

Shifting consumer sentiment related to online and offline shopping methods and preferences

Brands and retailers are offering different methods for consumers to buy and receive items through their stores. Click-and-collect, where a consumer orders online and picks up the item at a physical store is expected to continue gaining popularity with spending projected to grow from $72.5 billion in 2020 to $141.0 billion in 2024.

Mobile purchases are also taking on more significance across the retail industry with 67% of consumers making a purchase on their mobile device at least once a month.

Consumers rapidly changing how they shop across online and offline channels

With the vast amount of product information available online and continuous engagement through social channels, consumers have gained increasing amounts of leverage in terms of buying power. Retailers must now react to keep up with changing preferences of consumers, of which 30-40% will switch brands or retailers in order to support companies who provide greater value, are purpose-driven, and provide strong product quality.

Due to the impact of COVID-19, more consumers have been working from home with few opportunities to spend time outside of the home to make purchases. This has resulted in additional spending through online channels and is a trend expected to continue in the medium term. Consumers have turned to searching for products online with 42% searching for items on online marketplaces and 40.5% making purchases directly through retailers’ websites.

Growth of direct-to-consumer, digitally native brands

Digital native brands offer their products directly to consumers and therefore, must focus their efforts both on product development as well as distribution. The growth of these brands often hinges on their ability to develop communities through branding and consumer awareness. These vertically integrated companies often need support across a spectrum of capabilities including online storefronts, fulfillment and distribution, marketing and analytics, and payments.

Brand Challenges

E-commerce brands today face the expectation that they will deliver e-commerce experiences similar to large retailers. In order to that, they face these challenges:

Implementing an e-commerce solution requires significant initial investment

Retailers face the decision of which e-commerce platform to utilize, typically deciding between a basic storefront application and an enterprise SaaS solution. Despite their basic functionality, storefront applications can take between 4-6 months to implement with initial setup costs ranging between $80 thousand to $450 thousand while enterprise SaaS applications take between 12-24 months to ramp up with costs in the $500 thousand to $5 million range. We have a proven track record of implementing our software within 1-3 months with a zero-cost implementation fee.

Fixed resources limit scale and constrain growth

When transitioning to online retail, brands traditionally have had to decide whether to manage their e-commerce operations in-house or to outsource them. Managing in-house can be costly as retailers need to hire experts to run the storefront website, understand analytics related to marketing spend and channels, and coordinate fulfillment and delivery operations. We offer a software solution that consolidates a retailer’s entire/e-commerce operational workflow into one platform, encouraging growth and increased GMV rather than limiting it.

Capacity requirement reduces margins

Because of retailers’ need to stay updated with technology, marketing tactics, and trends within the industry in which they operate, they often are stretched in terms of budget and experience lower profitability. Our company takes on the responsibility of keeping up with the latest technologies and any R&D burden allowing our clients to focus on their core business and staying profitable.

Difficulty in providing competitive shipping / marketing offerings

Clients can take advantage of discounted shipping and marketing rates from vendors due to the high volume of spend that our platform funnels to them. Our clients benefit from the lower costs as well as the convenience of being relatively hands-off in processes that they may not have the time or expertise to focus on.

Management of many different agencies and vendors

Basic storefront applications typically offer a SaaS solution with a limited number of features. Additional capabilities including network and third-party application integrations need to be added separately. In addition to increased and unforeseen costs, retailers often are unaware of which applications would best complement their business and current e-commerce infrastructure. Traditional enterprise SaaS solutions are often not customizable and undergo a limited number of updates. Additionally, they can be difficult to integrate third-party applications with, leading to a limited ability for the retailer to add further functionality. We provide a single solution to help clients manage their entire e-commerce operations allowing them to focus their time and efforts on product development and branding.

Upgrades are required and costly, results do not justify the investment

Retailers utilizing a basic storefront application must integrate with third party applications if they want to add additional functionality to their e-commerce operations. Traditional enterprise SaaS solutions typically offer a limited amount of innovation beyond their baseline software, and even if they do, the costs are often too high for an online brand to upgrade. Our clients’ storefronts and marketing budgets are continuously optimized using AI and machine learning, ensuring that they have the best and most up-to-date infrastructure powering their e-commerce store.

Brands can’t afford R&D to compete in today’s market

Typical e-commerce software vendors do not offer R&D capabilities to their clients, which can range between 12%-20% of a retailer’s total GMV. The expenses related to constantly experimenting and updating a retailer’s online store can be prohibitive to the company’s ability to invest in new products and marketing, leading to diminished growth. We employ software and data analytics experts who continuously work on optimizing clients’ engagement and conversion rates and can push out updates automatically to improve a store’s metrics. Our R&D capabilities are highly scalable as we can optimize a single client’s storefront and push the optimization out to all of our clients’ storefronts at one time, reducing the need to increase our analytics headcount as we expand our client base.

The Nogin Solution

Our clients often engage us as a result of the constraints and difficulties of their existing online platform. Those platforms often limit scale and restrict future growth, in part because companies cannot afford the research and development expenditures and the costs of upgrades that are required to compete in today’s online marketplace. Those capacity limitations, in turn, reduce the margins companies may realize through online sales. Furthermore, the platforms often create administrative burdens on company management as they require the supervision of numerous agencies and vendors providing additional services for the platform.

We provide a solution that transforms consumer behavior by applying AI, making technology and innovation accessible to all brands and retailers. Our full-stack, Intelligent Commerce Platform creates differentiated benefits for both shoppers and retailers. Our platform increases traffic and conversions for brands by removing much of the complexity associated with optimized enterprise commerce. Nogin's Intelligent Commerce platform also facilitates increased margins and decreased shipping and return costs by leveraging proprietary AI and optimization capabilities to deliver targeted customer experiences.

As shopper demands evolve, Nogin delivers a full stack platform that bundles AI, optimization, R&D, and social commerce to enable brands and retailers to be best-of-breed without having to maintain the budgets and resources for those capabilities in-house. Brands can then focus on their customers, products, and branding while we provide the technology that they need.

Nogin is an enterprise software solution used by brands and retailers from a wide variety of industry verticals to operate and scale their e-commerce business initiatives. We have pioneered a new operating model called Commerce-as-a-Service (“CaaS”) that provides retail clients with a technology platform that helps improve key aspects of their e-commerce business.

•
Comprehensive CaaS Model. Our platform includes all updates, front and backend optimizations, and research and development (“R&D”) implemented within clients’ storefronts, effectively absorbing all R&D costs for our customers. We offer a single point of contact, significant cost savings, demonstrated increases in sales performance, a data lake of over one billion consumer interactions, and scale, expertise, and innovation benefits.
•
ROI Enablement Outside of Storefront. Our smart algorithms help clients achieve greater returns from promotions, free shipping, fulfillment, marketing, conversions, and returns.
•
Predictive Analytics. Over the past 13 years, we have developed buyer behavior data lakes from more than 50 million end customers, which serve as the foundation for our software’s AI infrastructure, helping identify trends, opportunities, and best practices to drive customer retention, acquisitions, and conversions. Our platform utilizes an algorithmic trigger-based architecture to help clients act on customer trends leading to higher marketing ROAS, lower shipping costs, and increased margins while enhancing conversion rates and other relevant KPI’s.
•
Unified Customer Architecture. We maintain the ability to automatically optimize and update all client stores at once to improve platform features, payments, algorithms, promotions, and R&D.

•
Low-Cost and Efficient Setup. Our implementation process takes between 1-3 months and is free of cost for clients while still offering full stack, enterprise-level capabilities.
•
Cross-channel Selling. Our platform can support cross-channel selling via native and third-party integrations with leading marketplaces, social networks, support engines, content management systems, and point-of-sale platforms.
•
B2C and B2B Support. We are both a full-featured B2C platform and supportive of a wide variety of B2B use cases either natively or in conjunction with third-party B2B extensions.
•
GMV Growth. Our business model ensures our client’s interests are prioritized resulting in cumulative GMV growth.
•
Global Capability. Our platform can be used by shoppers around the world, with front-end support for a shopper’s preferred language, as well as back-end control panel language options.
Competition

We consider the following categories of services and solutions to be our primary and direct competition:

•
In-House Direct-to-Consumer E-Commerce. Some brands and retailers prefer to manage their portfolio of e-commerce operations internally. However, maintaining an employee base can be cost-prohibitive when taking into account the required resources such as employees to manage the brand’s storefront, marketing strategy, shipping, fulfillment, order management, and returns not to mention the added costs of any necessary technological or operational upgrades to maintain pace with competitors. Our platform allows retailers to consolidate the full spectrum of their e-commerce operations in one place providing necessary convenience and reliability for a predictable cost while facilitating the brand’s growth.
•
Alternative E-Commerce Platforms. Brands may decide to contract one of our competitors who may offer a simple storefront application or an enterprise SaaS solution. Storefront applications offer limited functionality and require in-house talent to maintain. Additionally, the company needs to integrate with a number of third-party applications that the brand may not have the resources or expertise to undertake. While enterprise SaaS solutions may offer enhanced functionality, they are often limited in the amount of innovation or upgrades they can provide and any such offerings can be expensive especially for an online brand. Both storefront applications and enterprise solutions also require a longer ramp-up time of anywhere between 4-24 months with estimated implementation costs of between $80 thousand and $5 million while our platform typically takes between 1-3 months to implement at no cost.
•
Legacy Players, Local Distributors, and Brick-and-Mortar Retailers. Some retailers may choose to operate primarily out of a brick-and-mortar storefront while providing the brand’s digital rights to a licensee. This allows the retailer to manage the face-to-face interactions and relationships with their customers; however, this greatly limits the selection the brand can provide and its ability to scale. Retailers can also be locked into long-term licensing agreements with distributors for items that may low-margin or not representative of the brand after a certain period of time. Our platforms helps retailers efficiently manage all of their inventory in place and scale their operations and distribution as needed to fulfill customer demand.
•
Online Marketplaces and Other Non-Direct-to-Consumer Channels. Online marketplaces allow retailers to sell their products under a marketplace’s brand. While this model can help consumers find brands’ products and provide a form of credibility, it can be expensive for brands to pay a portion of their revenue to the marketplace. Additionally, operating through a marketplace limits the brand’s ownership of consumer interactions and relationships. We help brands connect directly with their audiences leading to increased conversions and reduced returns while also providing in-depth analytics on customer trends.

Our Competitive Advantages

As a comprehensive provider of a technology platform, we deliver a market-leading combination of effective and unique functionality, scalability, and ease-of-use to facilitate the growth of clients’ digital commerce businesses.

A large, growing addressable market. Our clients comprise well-known retailers and brands globally. We provide a curated platform that offers functionality that surpasses that of self-service e-commerce storefront platforms while maintaining a level of continuous innovation, customizability, and ease-of-use that differentiates our platform from typical enterprise-level digital commerce platforms.

Market-leading efficiency with quick, low-cost implementations. We provide a world-class platform with pre-built e-commerce capabilities and pre-integrated third parties, best practice implementation strategies, data pumps and other migration technology capabilities. All e-commerce storefronts require the addition of numerous software applications and add-ons, while we provide the entire stack out of the box. This reduces launch timelines to months vs. years.

Reduced need for re-platforming. Because we provide an always up-to-date e-commerce platform, our customers do not need to re-platform; customers are always on the latest version. Strategies and tactics are constantly tested and deployed to our customer base.

Unified customer architecture for simultaneous optimization. The ability to optimize and test tactics that can be deployed across all clients provides significant scale. Many smaller clients can take advantage of our larger statistical sample size to get benefits much more quickly. In addition, our software leverages machine learning models to assess customer profiles and develop personas with marketing strategies to optimize lifetime customer value, revenue and overall return on spend investments.

Our Growth Strategy

We are excited to expand our footprint, and we plan to implement the following strategies to accelerate our growth.

Offer additional products and solutions to existing clients. Existing clients benefit from our unified customer architecture. As new features are developed and tested on various clients, those capabilities can be deployed to all of our clients simultaneously. Our features are highly configurable and can be turned on and off at our discretion. The storefront tools within intelligent commerce allows clients to have a unique brand experience while still maintaining features and functions that drive revenue and maintain margin and profitability. Our machine learning models and algorithms are similarly built and tested on certain clients and then deployed to all of our clients simultaneously.

Expand our product line. We continue to build and innovate new features into our intelligent commerce suite of products. These include such things as new machine learning models, new smart algorithms, and advancements to storefront capabilities.

Engage in strategic M&A activity to acquire certain technological capabilities and expand our customer base. Our platform includes a number of pre-integrated third parties, some of whom might make a good addition to our technology stack. There are also complementary technologies that can provide an incremental client base for us to expand into by upselling our CaaS products and capabilities.

Continue to pursue customers in already established verticals such as apparel, accessories and Consumer Packaged Goods (CPG) and expand across additional verticals. The Ideal Customer Profile (“ICP”) are brands that have evolved to reach more than $5 million in GMV. We intend to pursue online brands in the fashion, apparel, and accessories, health, beauty, wellness, and CPG verticals while expanding into new verticals such as electronics.

Expand geographically. We expect to expand into Europe in the future as we already support shipments throughout Europe from warehouses in the UK and the Netherlands. We are integrated into a worldwide fulfillment network that gives us scale and access to many markets beyond North America.

Representative Industry and Client Relationships

Our platform is built to perform across a range of industry verticals in apparel, accessories, consumer goods, and beauty / wellness, which make up a significant portion of online sales. These verticals all utilize the same core capabilities of the platform, delivering a high-quality, high-touch experience to the end-customer. We enable customers to sell on a global basis taking into account all the complexities of cross border sales.

Client Case Studies

Client A (Footwear)—This footwear retailer had incurred significantly higher costs as a result of contracting multiple agencies/vendors to operate their e-commerce site. They were in need of digital marketing tools and a centralized and experienced team to integrate them. Our platform coordinated capabilities across technology, marketing, strategy, and planning teams to drive greater efficiencies and dramatically improve our client’s e-commerce site metrics (some of which are listed below). Additionally, our software helped to revamp the client’s shopping funnel from all sources including optimizing its storefront for every device and was instrumental in helping the client launch a new SMS and loyalty program to reach and retain a larger number of customers.

Results:

Client B (Apparel)—An apparel retailer engaged us after closing all of their retail locations and making the strategic decision to be a strictly direct-to-consumer brand. We implemented our full-stack solution which provided a new storefront within 60 days, full integrating with their legacy system. We also utilized AI/ML to maximize the company’s return on stacked promotions and free shipping offers, leading to improved margins. Additionally, the client utilized our loyalty program platform functionality to boost their customer lifetime value (LTV).

Results:

Client C (Diversified)—Nogin was hired to implement our Intelligent Commerce Platform across the client’s e-commerce workflow which consisted of a multilingual/multi-currency platform. Our platform improved their holiday revenues and overall YoY revenue growth by syndicating the client’s entire multi-brand catalog to ten (10) different marketplaces, enabling real-time responses to improve drop-shipping operations, and consolidating all of the client’s e-commerce data under a single architecture to propagate actionable insights to the company’s regional stores.

Results:

Marketing

The Nogin brand was launched in early 2021, having previously operated as Branded Online. Historically, the company has relied on relationships, industry connections, and reputation as its primary growth engines to attract new brands to the platform. Significant investments were made throughout 2021 and 2022 under the new Nogin brand to increase our sales and marketing resources to establish a more effective pipeline moving forward into the next calendar year.

Traditionally, we have relied heavily on our public relations agency, thought-leadership articles, awards, and new customer acquisitions to attract potential customers into our in-bound sales pipeline. We are working to expand those efforts with an effective, paid lead-generation in-bound program. In addition, we will be expanding our content production model to include new opportunities for thought-leadership, video usage, industry articles, podcasts, and other content suitable for an aggressive social media outreach program.

Our sales and marketing teams are also working to establish identifiers and segmentation for an ongoing effective out-bound sales program. We have hired additional support to further supplement the internal sales team specifically for new business acquisition. Our marketing team will be supporting this out-bound effort and integrating content, ads, and outreach while working hand in hand with our sales team to achieve measurable results.

Our goal is to continue to have Nogin recognized in the e-commerce industry as a trusted, reliable, and experienced CaaS brand. Our marketing is primarily focused on inbound activities while supporting the outbound efforts of the sales team. Our marketing team uses advanced marketing techniques and digital technologies, and creates original and engaging content to keep the brand top of mind with prospects, customers, and the media. These tools include marketing automation, remarketing and a selection of social media tools. Activities vary from development of educational and promotional material in the form of blogs, webinars, whitepapers, eBooks, datasheets and sales support tools. These materials educate, engage, and guide prospects as they move along the purchasing funnel converting them into customers and brand loyalists.

Sales

We implemented a direct B2B enterprise solution sales model staffed with experienced industry and e-commerce savvy sales executives. Our sales executives research brands to identify the best potential prospects that fit our ICP. Each sale engages with ICP prospects in an initial meeting with a goal to identify whether the company has any of the three critical business issues that Nogin Intelligent Commerce confidently solves with speed to market that leverages experienced global e-commerce technology, processes, and people.

Historically, enterprise sales executives have generated opportunities by leveraging their existing industry relationships, industry referrals, and direct prospecting and sales engagement with brands and retailers. Marketing investments supported new account-based lead generation efforts at fashion and apparel industry-centric account-based events. These events have been an effective forum for allowing sales executives to establish themselves as industry experts brands and retailers can trust with e-commerce and fashion knowledge.

We have launched a scalable demand generation strategy to rapidly move our coordinated outbound and inbound marketing and sales programs forward. Efforts include building out a demand generation engine with a small inside sales team to qualify inbound leads and make outbound appointment setting sales calls. Key to our success will be an accelerated and continued investment and focus on delivering content that maps across Nogin’s B2B marketing funnel:

•
Awareness (Top of Funnel: Website home page, Blog posts, Infographics, Video, Podcasts, Social Media Posts)
•
Consideration (Middle of Funnel: Customer Profiles, eBooks, One Sheet Overviews, Website Features Page, Video)
•
Decision (Bottom of Funnel: Research Reports, Solution Guides, Check Lists, Competitive Analysis, Customer Case Studies, Website FAQ content, Website Pricing Page, Sales Support Materials)
•
Retention (Customer Loyalty, Keep them informed)

We are a trusted e-commerce partner to some of the world’s leading lifestyle brands in the apparel, wellness, electronics and CPG industry verticals. More recently, we expanded our strategic industry focus to include online brands in the following industry groups: Home & Garden, Outdoors, Sports, Household, Cleaning Supplies, Housewares, Toys, Kids & Baby, Beauty, Health, Personal Care, and Pet Supplies. Our sales and marketing focus is on identifying potential brands and retailers that are good fit prospects for our offerings.

The ICP for our Intelligent Commerce Platform includes brands selling finished products to consumers via a multi-channel (webstore/DTC, Marketplaces, company-owned physical stores or other retailers/wholesale) and selling on their company owned online store for more than two years with annual GMV greater than $5 million (unless well-funded). Prospective clients must own the intellectual property and trademarks for their products. Prospective clients will have a strong brand focus with a premium buyer experience (i.e. not discounted brands) and be challenged to compete with Big Retail’s (Amazon, Wayfair, Walmart, eBay, Target, and others) sales tactics such as free shipping and returns as well as R&D investments.

Platform and Products
Platform

We provide a sophisticated technology platform that empowers brand success. Our Nogin Intelligent Commerce Platform, enterprise CaaS platform includes:

•
Products such as Intelligent Commerce (site management);
•
Intelligence commerce architecture, such as orders, returns and warehouse management, channel partner integrations, customer management, catalog management, content and site management, and security, privacy and data protection grouped into a single software solution; and
•
Foundational elements, including our data asset, CDP and AI, and flexible API.
Products
•
Intelligent Commerce Platform
•
Orders, Returns, and Warehouse Management
•
Channel Partner Integrations

•
Customer Management
•
Catalog Management
•
Content & Site Management
•
Security, Privacy, & Data Protection
•
Foundational Elements
•
Data Asset
•
CDP and AI
•
Flexible API

(1) AI that supercharges growth. Nogin AI processes hundreds of millions of interactions and analyzes across clients’ entire operational workflow, acting on it real-time to unlock growth and identify sources of lost revenue.

(2) Benchmarks, Best Practices, and Behavioral Data. Our platform utilizes data from all of our brands simultaneously to identify trends, opportunities, and best practices to drive improvements in customer acquisition and retention.

(3) Flexible, Intelligent Platform. We continuously pursue additional R&D opportunities with dedicated developers tweaking the platform to generate value and performance. With Nogin, clients’ e-commerce platform is always updated eliminating the need for manual updates or re-platforming.

(4) CDP. Nogin’s proprietary customer data platform. It is a unified customer data architecture where data is pulled from multiple sources (marketing, web, call center, loyalty, reviews, returns, etc...), cleaned and combined to create a single customer profile. Customer profiles are then segmented in cohorts with personas using machine learning models. These models can be client specific or be applied to all clients. Marketers can then use the data to target various activations for the available marketing channels (such as Facebook, email and SMS) or target the customer user journey by delivering a personalized web experience.

Statistics:
•
5TB Data Processed
•
3B Emails and SMS Messages Sent
•
50M+ Customers

Our Intelligent Commerce platform is in the market today. The Intelligent Commerce platform is a proprietary open-source enterprise class end to end headless e-commerce platform that includes research and development, a customer data platform and an artificial intelligence data pool across all endpoints for superior customer knowledge and future predictive commerce.

Technology, Infrastructure, and Operations

We have designed our platform with high levels of functionality and customizability, convenience, and scalability as top priorities. Core contributors to our strengths in these areas include:

•
Scalable Infrastructure. We operate a proprietary platform that targets online brands and can be scaled to support retailers as they grow in GMV with increased customer count. We also integrate our platform with third-party storefronts and applications as needed to provide a full-stack solution.
•
Uptime. Our platform maintains market-leading service levels as we guarantee 99.5% uptime to our customers.

•
Quick and Low-Cost Implementation. Our implementation process typically lasts between 1—3 months and is free of implementation cost for clients while still offering enterprise-level capabilities.
•
Security. Our platform has built-in enterprise-grade security, speed, uptime, and hosting. We offer native security protection, payments, information applications, and external threat protection along with complying with GDPR and other regulatory agencies.
Research and Development

We have invested a significant amount of time and expense into R&D to develop our Intelligent Commerce Platform. Our R&D activities are largely conducted at our headquarters in Tustin, California. As of December 31, 2022, we had approximately 58 full-time or equivalent employees engaged in R&D activities.

Intellectual Property

Our intellectual property is an important component of our business, and our business depends, in part, on our ability to develop and maintain the proprietary aspects of its core technology. To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, domain names, know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other intellectual property and contractual rights.

We have been issued a federal registration for our “Face Off Fashion” trademark and have three published but pending trademarks, including “NOGIN”, as well as multiple pending trademarks. We also hold rights to various domain names.

Regulatory

We are subject to various laws and regulations in the United States and internationally, which may expose us to liability, increase costs or have other adverse effects that could harm our business. These laws and regulations include but are not limited to data privacy and data localization, copyright or similar laws, anti-spam, consumer protection, employment, and taxation. Compliance with such laws can require changes to our business practices and significant management time and effort. Additionally, as we continue to develop and improve consumer-facing products and services, and as those offerings grow in popularity, the risk that additional laws and regulations will impact our business will continue to increase.

Data protection and privacy

All states have adopted laws requiring notice to consumers of a security breach involving their personal information. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data securely could subject us to regulatory investigations or enforcement actions under federal, state, or foreign data privacy data security, unfair practices, or consumer protection laws. The scope and interpretation of these laws could change, and the associated burdens and compliance costs could increase in the future.

Privacy laws and regulations, cross-border data transfer restrictions, data localization requirements, and other domestic or foreign laws or regulations may expose us to liability, or otherwise adversely affect our business. Laws and regulations related to data privacy and the collection, disclosure, and other processing of personal information are constantly evolving. Laws that have significant implications are the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the "UK GDPR") (together the EU GDPR and UK GDPR shall be referred to as the "GDPR") as well as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”). These laws contain detailed requirements regarding the collection, sharing, disclosure, transfer and processing personal information and impose certain requirements regarding how such information may be used, (including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit), the length for which it may be stored, with whom it may be shared, and the effectiveness of consent. Such laws and regulations could restrict our ability to store and process personal information (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing, or advertising), to control our costs by using certain vendors or service providers in certain jurisdictions and could limit our ability to effectively market or advertise to interested buyers and, in general, increase the resources required to operate our business. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or reinterpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance.

Our actual or perceived failure to comply with these privacy laws or regulations could expose us to significant fines and penalties imposed by regulators and has in the past and could in the future expose us to legal claims by buyers, or other relevant stakeholders. Some of these laws, such as the CCPA, permit individual or class action claims for certain alleged data security violations, increasing the likelihood of such legal claims. Similarly, many of these laws require us to maintain an online privacy policy, terms of service, and other informational pages that disclose our practices regarding the collection, processing, and disclosure of personal information. If these disclosures contain any information that a court or regulator finds to be inaccurate, we could also be exposed to legal or regulatory liability. Penalties for certain breaches of the GDPR are up to the greater of €20 million (£17.5 million) or 4% of global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit and/or civil claims (including class actions). Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation.

Anti-corruption and sanctions

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA prohibits corporations and individuals from engaging in improper activities to obtain or retain business or to influence a person working in an official capacity. It prohibits, among other things, providing, directly or indirectly, anything of value to any foreign government official, or any political party or official thereof, or candidate for political office to improperly influence such person. Similar laws exist in other countries, such as the UK, that restrict improper payments to persons in the public or private sector. Many countries have laws prohibiting these types of payments within the respective country. Historically, technology companies have been the target of FCPA and other anti-corruption investigations and penalties.

In addition, we are subject to U.S. and foreign laws and regulations that restrict our activities in certain countries and with certain persons. These include the economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the export control laws administered by the U.S. Commerce Department’s Bureau of Industry and Security.

Facilities

Our corporate headquarters are located in Tustin, California. The headquarters cover 89,468 square feet pursuant to an operating lease that expires in 2029. We believe our current facility is suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

We lease three warehouse facilities, one in Fontana, California, one in Rancho Dominguez, California and one in Pittsburgh, Pennsylvania. The warehouse in Fontana is 102,100 square feet and its lease expires in 2026. The warehouse in Rancho Dominguez is 115,814 square feet and its lease expires in May 2023. The warehouse in Pittsburgh is 253,478 square feet and its lease expires in 2027.

Employees

Our culture is driven by the following corporate values:

•
We Love Data.
•
Be Simple But Think Analytically.

•
Take Ownership.
•
Life’s Too Short Not To Go Big.
•
Be Authentic, Humble and Remarkable.

Together, our values and culture creates an environment that allows us to successfully recruit and retain team members that are passionate and talented. As of December 31, 2022, we had approximately 213 full-time employees, all of whom are based in the United States.

We have won awards related to our workplace culture including Comparably’s Best Places to Work and Best Company Perks and Benefits in Los Angeles 2021 based on anonymous rankings submitted by then-current employees. Employers who won these awards were assessed based on nearly 20 different categories that included compensation, leadership, professional development opportunities, perks and benefits.

Available Information

Our internet website address for our stockholders and other interested parties is https://ir.nogin.com. We make available, free of charge, through our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Code of Ethics and Conduct and stockholder communications are available through our website, and we also intend to disclose any amendments to our Code of Ethics and Conduct, or waivers to such code on behalf of our Chief Executive Officer or Chief Financial Officer, on our website. All of these corporate governance materials are available free of charge and in print to any stockholder who provides a written request to Nogin Investor Relations at 1775 Flight Way STE 400, Tustin, California 92782. The contents of our website are not intended to be incorporated by reference into this Report or any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1A. Risk Factors

Summary of Risk Factors

The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed risk factors contained below.

•
We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.
•
We have experienced strong growth in recent periods, and our recent growth rates may not be indicative of our future growth.
•
Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, develop new functionality for our CaaS platform that achieves market acceptance, or the increase in e-commerce during the COVID-19 pandemic fails to continue after the pandemic ends.
•
We may not be able to successfully implement our growth strategy on a timely basis or at all.
•
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our CaaS platform. If we are not able to generate traffic to our website through digital marketing, our ability to attract new customers may be impaired.
•
If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.

•
If we fail to offer high quality support, our business and reputation could suffer.
•
If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our CaaS platforms and innovate and introduce new solutions in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
•
Payment transactions on our CaaS platform subject us to regulatory requirements, additional fees, and other risks that could be costly and difficult to comply with or that could harm our business.
•
Activities of customers, their shoppers, and our partners could damage our brand, subject us to liability and harm our business and financial results.
•
We are dependent upon customers’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.
•
The loss of one or more key employees or an inability to attract and retain highly skilled employees may adversely affect our business.
•
If we are unable to hire, retain and motivate qualified personnel, our business will suffer.
•
We store personal information of our employees, business partners, our customers and their shoppers or end-users. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business.
•
We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position and we could lose valuable assets, experience reduced revenue, and incur costly litigation.
•
If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, our business could be adversely affected, and we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Risks Related to our Common Stock and Warrants

•
Our issuance of additional shares of Common Stock, warrants or convertible securities may dilute your ownership interest in us and could adversely affect our stock price.
•
Future sales, or the perception of future sales, of our Common Stock and warrants by us or our existing securityholders in the public market could cause the market price for our Common Stock and warrants to decline.
•
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.
•
The market price of our Common Stock and Warrants may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
•
We do not intend to pay dividends on our Common Stock for the foreseeable future.
•
We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our securities could be delisted.

Risks Related to our Convertible Notes

•
Our obligations to the holders of our Convertible Notes are secured by a security interest in substantially all of our assets, if we default on those obligations, the convertible noteholders could foreclose on our assets.
•
The Company did not make the interest payment on the Convertible Notes due on March 1, 2023, which may result in an Event of Default under the Indenture governing the Convertible Notes.
Risks Related to our Liquidity Position
•
The consolidated financial statements included in this Report have been prepared assuming that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.
Risks Related to our Business and Industry
We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not yet achieved profitability. We incurred operating losses of approximately $52.7 million, $0.1 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $77.8 million. While we have experienced significant revenue growth over recent periods, we may not be able to sustain or increase our growth or achieve profitability in the future. We intend to continue to invest heavily in sales and marketing efforts. In addition, we expect to incur significant additional legal, accounting, and other expenses related to our being a public company as compared to when we were a private company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

We have experienced strong growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced strong growth in recent years. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including our ability to:

•
attract new customers and retain and increase sales to existing customers;
•
maintain and expand our relationships with our customers;
•
develop our existing CaaS platform and introduce new functionality to our CaaS platform; and
•
expand into new market segments and internationally.

We may not accomplish any of these objectives and, as a result, it is difficult for us to forecast our future revenue or revenue growth. If our assumptions are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior periods as any indication of our future revenue or revenue growth.

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, develop new functionality for our CaaS platform that achieves market acceptance, or the increase in e-commerce during the COVID-19 pandemic fails to continue after the pandemic ends.

In order to continue to grow our business, we must continue to acquire new customers to purchase and use our CaaS platform. Our success in adding new customers depends on numerous factors, including our ability to: (1) offer a compelling e-commerce platform, (2) execute our sales and marketing strategy, (3) attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue, (4) develop or expand relationships with partners, payment providers, systems integrators, and resellers, (5) expand into new geographies and market segments, and (6) efficiently onboard new customers to our CaaS platform.

Our ability to increase revenue also depends, in part, on our ability to retain existing customers and to sell additional functionality and adjacent services to our existing and new customers. Our customers have no obligation to renew their contracts with our solutions after the expiration of their initial subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew their contracts with us on the same or more favorable terms to us. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our CaaS platform, their ability to integrate our CaaS platform with other technologies, and our pricing model.

Our ability to generate revenue may be inconsistent across small and midsize businesses, mid-market, and large enterprise customers. If we experience limited or inconsistent growth in any of these customer sets, particularly our large enterprise customers, our business, financial condition, and operating results could be adversely affected.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our growth strategy, which, in turn, is dependent upon a number of factors, including our ability to:

•
grow our current customer base;
•
acquire new customers;
•
scale our business model;
•
expand our customer location footprint;
•
build on our success in payments and financial solutions;
•
expand our presence within verticals; and
•
selectively pursue strategic and value-enhancing acquisitions.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any current revenue and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our CaaS platform. If we are not able to generate traffic to our website through digital marketing, our ability to attract new customers may be impaired.

Our ability to increase our customer base and achieve broader market acceptance of our CaaS platform will depend on our ability to expand our marketing and sales operations. We plan to continue increasing the size of our sales force. We also plan to dedicate significant resources to sales and marketing programs, including search engine and other online advertising. The effectiveness of our online advertising may vary due to competition for key search terms, changes in search engine use and changes in search algorithms used by major search engines and other digital marketing platforms. Our business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from increasing the size of our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

If the cost of marketing our CaaS platform over search engines or other digital marketing platforms increases, our business and operating results could be adversely affected. Competitors also may bid on the search terms that we use to drive traffic to our website. Such actions could increase our marketing costs and result in decreased traffic to our website.

Furthermore, search engines and digital marketing platforms may change their advertising policies from time to time. If these policies delay or prevent us from advertising through these channels, it could result in reduced traffic to our website and subscriptions to our CaaS platform. New search engines and other digital marketing platforms may develop, particularly in specific jurisdictions, that reduce traffic on existing search engines and digital marketing platforms. If we are not able to achieve prominence through advertising or otherwise, we may not achieve significant traffic to our website through these new platforms and our business and operating results could be adversely affected.

Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized. Consequently, a shortfall in demand for our CaaS platform and services or a decline in new or renewed contracts in a given period may not significantly reduce our revenue for that period but could negatively affect our revenue in future periods.

If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe maintaining and growing the Nogin brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our CaaS platform, and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide a reliable and useful CaaS platform to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions, and our ability to successfully differentiate our CaaS platform. Brand promotion activities may not generate customer awareness or yield increased revenue. Even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to realize a sufficient return on our brand-building efforts, and our business could suffer.

If we fail to offer high quality support, our business and reputation could suffer.

Our customers rely on our personnel for support related to our subscription and customer solutions. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers, particularly large enterprise customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our CaaS platform and innovate and introduce new solutions in a manner that responds to our customers’ evolving needs, our business may be adversely affected.

The markets in which we compete are characterized by constant change and innovation and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our customers and design platforms that provide them with the breadth of tools they need to operate and grow their businesses. Our ability to attract new customers, retain revenue from existing customers and increase sales to both new and existing customers will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security and scalability of our CaaS platform and to innovate and introduce new solutions.

We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and evolve, including developments in POS, e-commerce and payments technology. Other potential changes are on the horizon as well, notably in the payments space, such as developments in real-time payments, blockchain, crypto-currencies and in tokenization, which replaces sensitive data (e.g., payment card information) with symbols (tokens) to keep data safe in the event of a breach. Similarly, there is rapid innovation in the provision of other products and services to businesses, including tailored financial solutions and marketing services. These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. We have in the past, and may experience in the future, difficulties with software development that could delay or prevent the development, introduction or implementation of new solutions and enhancements. Software development involves a significant amount of time for our research and development team, as it can take our developers months to update, code and test new and upgraded solutions and integrate them into our CaaS platform. We must also continually update, test and enhance our software platforms. For example, our design team spends a significant amount of time and resources incorporating various design enhancements, such as customized colors, fonts, content and other features, into our CaaS platform. The continual improvement and enhancement of our CaaS platform requires significant investment and we may not have the resources to make such investment. Our improvements and enhancements may not result in our ability to recoup our investments in a timely manner, or at all. We may make significant investments in new solutions or enhancements that may not achieve expected returns. The success of any enhancement or new solution depends on several factors, including the timely completion and market acceptance of the enhancement or new solution. Our ability to develop new enhancements or solutions may also be inhibited by industry-wide standards, payment card networks, laws and regulations, resistance to change by customers, difficulties relating to integration or compatibility with third-party software or hardware, or third parties’ intellectual property rights.

Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. Improving and enhancing the functionality, performance, reliability, design, security and scalability of our CaaS platform is expensive, time-consuming and complex, and to the extent we are not able to do so in a manner that responds to our customers’ evolving needs, our business, operating results and financial condition will be adversely affected.

Payment transactions on our CaaS platform subject us to regulatory requirements, additional fees, and other risks that could be costly and difficult to comply with or that could harm our business.

We are required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for any fees or fines that are assessed by payment card networks as a result of any rule violations by us or our customers. The payment card networks set and interpret the payment card industry rules, certification requirements and rules governing electronic funds transfer, any of which could change or be reinterpreted to make it more difficult for us to comply. We face the risk that one or more payment card networks or other processors may, at any time, assess penalties against us, against our customers, or terminate our ability to accept credit card payments or other forms of online payments from shoppers. This would have an adverse effect on our business, financial condition, and operating results.

If we fail to comply with the payment card network rules, including the Payment Card Industry Data Security Standard (“PCI-DSS”) and those of each of the credit card brands, we would breach our contractual obligations to our payment processors, financial institutions, partners, and customers. Such a failure may subject us to fines, penalties, damages, higher transaction fees, and civil liability. It could prevent us from processing or accepting payment cards or lead to a loss of payment processor partners, even if customer or shopper information has not been compromised.

Activities of customers, their shoppers, and our partners could damage our brand, subject us to liability and harm our business and financial results.

Our terms of service prohibit our customers from using our CaaS platform to engage in illegal activities and our terms of service permit us to take down a customer’s shop if we become aware of illegal use. Customers may nonetheless engage in prohibited or illegal activities or upload store content in violation of applicable laws, which could subject us to liability. Our partners may engage in prohibited or illegal activities, which could subject us to liability. Furthermore, our brand may be negatively impacted by the actions of customers or partners that are deemed to be hostile, offensive, inappropriate, or illegal. We do not proactively monitor or review the appropriateness of the content of our customers’ stores or our partners’ activities. Our safeguards may not be sufficient for us to avoid liability or avoid harm to our brand. Hostile, offensive, inappropriate, or illegal use could adversely affect our business and financial results.

In many jurisdictions, laws relating to the liability of providers of online services for activities of their shoppers and other third parties are being tested by actions based on defamation, invasion of privacy, unfair competition, copyright and trademark infringement, and other theories. Any court ruling or other governmental regulation or action that imposes liability on customers of online services in connection with the activities of their shoppers could harm our business. We could also be subject to liability under applicable law, which may not be fully mitigated by our terms of service. Any liability attributed to us could adversely affect our brand, reputation, ability to expand our subscriber base, and financial results.

We are dependent upon customers’ continued and unimpeded access to the internet, and upon their willingness to use the internet for commerce.

Our success depends upon the general public’s ability to access the internet, including through mobile devices, and its continued willingness to use the internet to pay for purchases, communicate, access social media, research and conduct commercial transactions. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for our CaaS platform, increase our operating costs, or otherwise adversely affect our business. Given uncertainty around these rules, we could experience discriminatory or anti-competitive practices that could impede both our and our customers’ growth, increase our costs or adversely affect our business. In the future, providers of internet browsers could introduce new features that would make it difficult for customers to use our CaaS platform. In addition, internet browsers for desktop, tablets or mobile devices could introduce new features, or change existing browser specifications, such that they would be incompatible with our CaaS platform. If customers become unable, unwilling or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to customers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, our business could be adversely affected.

Natural catastrophic events and man-made problems such as power disruptions, computer viruses, global pandemics, data security breaches and terrorism may disrupt our business.

We rely heavily on our network infrastructure and IT systems for our business operations. An online attack, damage as a result of civil unrest, earthquake, fire, terrorist attack, power loss, global pandemics (such as the COVID-19 pandemic), telecommunications failure, or other similar catastrophic event could cause system interruptions, delays in accessing our service, reputational harm, and loss of critical data. Such events could prevent us from providing our CaaS platform to our customers. A catastrophic event that results in the destruction or disruption of our data centers, or our network infrastructure or IT systems, including any errors, defects, or failures in third-party hardware, could affect our ability to conduct normal business operations, and adversely affect our operating results.

In addition, as computer malware, viruses, computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent, we face increased risk from these activities. These activities threaten the performance, reliability, security, and availability of our CaaS platform. Any computer malware, viruses, computer hacking, fraudulent use attempts, phishing attacks, or other data security breaches to our systems could, among other things, harm our reputation and our ability to retain existing customers and attract new customers. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.

We may continue to experience rapid growth and organizational change, which may continue to place significant demands on our management and our operational and financial resources. We have also experienced growth in the number of customers, the amount of transactions we process, and the amount of data that our hosting infrastructure supports. Our success will depend in part on our ability to manage this growth effectively. We will require significant capital expenditures and valuable management resources to grow without undermining our culture of innovation, teamwork, and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves our corporate culture, it could negatively affect our reputation and ability to retain and attract customers and employees.

We intend to expand our international operations in the future. Our expansion will continue to place a significant strain on our managerial, administrative, financial, and other resources. If we are unable to manage our growth successfully, our business and results of operations could suffer.

It is important that we maintain a high level of customer service and satisfaction as we expand our business. As our customer base continues to grow, we will need to expand our account management, customer service, and other personnel. Failure to manage growth could result in difficulty or delays in launching our CaaS platform, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features, or other operational difficulties. Any of these could adversely impact our business performance and results of operations.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies. Key personnel of the acquired companies may choose not to work for us, their software may not be easily adapted to work with ours, or we may have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. We may also experience difficulties integrating personnel of the acquired company into our business and culture. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. The anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•
issue additional equity securities that would dilute our stockholders;
•
use cash that we may need in the future to operate our business;
•
incur debt on terms unfavorable to us or that we are unable to repay;
•
incur large charges or substantial liabilities;
•
encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•
become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

We face intense competition, especially from well-established companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for e-commerce solutions is evolving and highly competitive. We expect competition to increase in the future from established competitors and new market entrants. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify in the future. This could harm our ability to increase sales, maintain or increase renewals, and maintain our prices. We face intense competition from other software companies that may offer related e-commerce platform software solutions and services. Our competitors include larger companies that have acquired e-commerce platform solution providers in recent years. We also compete with custom software internally developed within e-commerce businesses. In addition, we face competition from niche companies that offer point products that attempt to address certain of the problems that our CaaS platform solves.

Merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources.

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our CaaS platform. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Furthermore, e-commerce on large marketplaces, such as Amazon, could increase as a percentage of all e-commerce activity, thereby reducing customer traffic to individual customer websites. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share, or a smaller addressable share of the market. It could also result in a competitor with greater financial, technical, marketing, service, and other resources, all of which could harm our ability to compete.

We may need to reduce or change our pricing model to remain competitive.

We price our platform, which is provided as a revenue-sharing model, based on a combination of GMV and services. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. Large enterprise customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results, and financial condition.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our CaaS platform may become less competitive.

The software industry is subject to rapid technological change, evolving industry standards and practices, and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. We may introduce significant changes to our CaaS platform or develop and introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. If we are unable to develop and sell new technology, features, and functionality for our CaaS platform that satisfy our customers and that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that deliver competitive solutions at lower prices, more efficiently, more conveniently, or more securely, it could adversely impact our ability to compete.

Our CaaS platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies. We need to continuously modify and enhance our CaaS platform to adapt to changes and innovation in these technologies. If businesses widely adopt new e-commerce technologies, we would have to develop new functionality for our CaaS platform to work with those new technologies. This development effort may require significant engineering, marketing and sales resources, all of which would affect our business and operating results. Any failure of our CaaS platform to operate effectively with future technologies could reduce the demand for our CaaS platform. If we are unable to respond to these changes in a cost-effective manner, our CaaS platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges.

Our business has experienced strong growth and is complex. We expect this growth to continue and for our operations to become increasingly complex. To manage this growth, we continue to make substantial investments to improve our operational, financial, and management controls as well as our reporting systems and procedures. We may not be able to implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or individually negotiated provisions as the number of transactions continues to grow. Our systems and processes may not prevent or detect all errors, omissions, or fraud. We may have difficulty managing improvements to our systems, processes and controls or in connection with third-party software. This could impair our ability to provide our CaaS platform to our customers, causing us to lose customers, limiting our CaaS platform to less significant updates, or increasing our technical support costs. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.

As our customer base continues to grow, we will need to expand our services and other personnel, and maintain and enhance our partnerships, to provide a high level of customer service. Extended stay-at-home, business closure, and other restrictive orders may impact our ability to identify, hire, and train new personnel. We also will need to manage our sales processes as our sales personnel and partner network continue to grow and become more complex, and as we continue to expand into new geographies and market segments. If we do not effectively manage this increasing complexity, the quality of our CaaS platform and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could impair our ability to attract and retain customers and expand our customers’ use of our CaaS platform.

The loss of one or more key employees or an inability to attract and retain highly skilled employees may adversely affect our business.

From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we also must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for experienced software engineers and senior sales executives. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees.

If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Our ability to identify, hire, develop, motivate and retain qualified personnel will directly affect our ability to maintain and grow our business, and such efforts will require significant time, expense and attention. The inability to attract or retain qualified personnel or delays in hiring required personnel may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with high levels of experience in designing and developing software and internet-related services, will be critical to our future success. The continued existence of a remote working environment may negatively impact our ability to hire, retain and motivate talent. Competition for highly skilled personnel in the geographic areas in which we operate can be intense due in part to the more limited pool of qualified personnel as compared to other places in the world. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information. While we have in the past and intend to continue to issue options or other equity awards as key components of our overall compensation and employee attraction and retention efforts, we are required under GAAP to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs which may increase the pressure to limit stock-based compensation.

If we are unable to maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe a portion of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we grow and develop our infrastructure as a public company, our operations may become increasingly complex. We may find it difficult to maintain these important aspects of our corporate culture. If we are required to maintain work-from-home arrangements for a significant period of time, it may impact our ability to preserve our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel, and to effectively focus on and pursue our corporate objectives.

Mobile devices are increasingly being used to conduct commerce, and if our CaaS platform does not operate as effectively when accessed through these devices, our customers and their shoppers may not be satisfied with our services, which could harm our business.

E-commerce transacted over mobile devices continues to grow more rapidly than desktop transactions. We are dependent on the interoperability of our CaaS platform with third-party mobile devices and mobile operating systems as well as web browsers that are out of our control. Changes in such devices, systems, or web browsers that degrade the functionality of our CaaS platform or give preferential treatment to competitive services could adversely affect usage of our CaaS platform. Mobile e-commerce is a key element in our strategy and effective mobile functionality is integral to our long-term development and growth strategy. If our customers and their shoppers have difficulty accessing and using our CaaS platform on mobile devices, our business and operating results could be adversely affected.

If our software or hardware contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.

Software such as ours often contains errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our CaaS platform may contain serious errors or defects, security vulnerabilities or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance and damage to our reputation and brand, any of which could have an adverse effect on our business, financial condition and results of operations. Furthermore, our CaaS platform is a multi-tenant cloud-based system that allow us to deploy new versions and enhancements to all of our customers simultaneously. To the extent we deploy new versions or enhancements that contain errors, defects, security vulnerabilities or software bugs to all of our customers of a single platform simultaneously, the consequences would be more severe than if such versions or enhancements were only deployed to a smaller number of our customers. Additionally, our hardware products may have defects in design, manufacture, or associated software. Such defects could exposes us to product liability claims, litigation or regulatory action.

Since our customers use our services for processes that are critical to their businesses, errors, defects, security vulnerabilities, service interruptions or software bugs in our CaaS platform could result in losses to our customers. Our customers may seek significant compensation from us for any losses they suffer or cease conducting business with us altogether. Further, a customer could share information about bad experiences on social media, which could result in damage to our reputation and loss of future sales. There can be no assurance that provisions typically included in our agreements with our customers that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our solutions.

We store personal information of our employees, business partners, our customers and their shoppers or end-users. If the security of this information is actually or perceived to be compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business.

We collect, transmit, use, disclose, store and otherwise process personal information and other confidential information of our customers’ shoppers or end-users. Third-party applications available on our CaaS platform and mobile applications may also process personal information, credit card information, and other confidential information. We generally cannot and do not proactively monitor the content that our customers’ shoppers or end-users upload or the information provided to us through the applications integrated with our e-commerce platform; therefore, we do not control the substance of the content on our servers, which may include personal information.

We use third-party service providers and subprocessors to help us deliver services to our customers’ shoppers or end-users. These service providers and subprocessors may also collect, transmit, use, disclose, store and process personal information, credit card information and/or other confidential information. Such information, and the information technology systems that store such information, may be the target of unauthorized access or subject to security breaches and other incidents, including as a result of third-party action, employee or contractor error, nation state malfeasance, malware, phishing, computer hackers, system error, software bugs or defects, process failure or otherwise. Many companies that provide these services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic and generally as a result in the increase of remote working. Any of these could (a) result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability, or (b) have a material adverse effect on our business, financial condition, and results of operations.

Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Even if such a data breach did not arise out of our action or inaction, or if it were to affect one or more of our competitors or our customers’ competitors, rather than us, the resulting concern could negatively affect our customers, our customers’ shoppers or end-users, and our business. Concerns regarding data privacy and security may cause some of our customers or our customers’ shoppers or end-users to stop using our CaaS platform and fail to renew their subscriptions. In addition, failures to meet our customers’ or shoppers’ or end-users’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers, and grow our business.

Our failure to comply with legal, contractual, or standards-based requirements around the security of personal information or confidential information could lead to significant fines and penalties, as well as claims by our customers, their shoppers or end-users, or other stakeholders. These proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our CaaS platform.

Further, our insurance coverage, including coverage for errors and omissions and cyber liability, may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. Our insurers could deny coverage as to any future claim and our cyber liability coverage may not adequately protect us against any losses, liabilities and costs that we may incur. The successful assertion of one or more large claims against us, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

We are also subject to federal, state, and foreign laws regarding cybersecurity and the protection of data. Many jurisdictions have enacted laws requiring companies to notify individuals of security breaches involving certain types of personal information. Our agreements with certain customers and partners require us to notify them of certain security incidents. Some jurisdictions and customers require us to safeguard personal information or confidential information using specific measures. If we actually fail to observe, or perceived to have failed these requirements, our business, operating results, and financial condition could be adversely affected.

A cyberattack, security breach or other unauthorized access or interruption to our information technology systems or those of our third-party service providers could delay or interrupt service to our customers and their customers, harm our reputation or subject us to significant liability.

Cybersecurity threats, privacy breaches, insider threats or other incidents and malicious internet-based activity continue to increase, evolve in nature and become more sophisticated. Information security risks for companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, as well as nation-state and nation-state-supported actors.

Many companies that provide services similar to ours have also reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. In addition, in the past, some of our customers have been subject to distributed denial of service attacks (“DDoS”), a technique used by hackers to take an internet service offline by overloading its servers. Our CaaS platform may be subject to similar DDoS attacks in the future. In addition, because we leverage third-party partners and service providers, including cloud, software, data center and other critical technology vendors to deliver our solutions, we rely heavily on the data security practices and policies adopted by these third-party service providers. Our ability to monitor our third-party service providers’ data security is limited. A vulnerability in our third-party service providers’ software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions. In addition, in the event our third-party service providers and subprocessors are subject to security breaches, privacy breaches or other cybersecurity threats, our business may be impacted. We cannot guarantee that such incidents may not occur and could adversely affect our operations. We and our third-party service providers and partners may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems and cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. Since techniques used to obtain unauthorized access change frequently and the sophistication and size of DDoS and other cybersecurity attacks is increasing, we may be unable to implement adequate preventative measures or stop the attacks while they are occurring. Any actual or perceived DDoS attack or other security breach or incident could delay or interrupt service to our customers and their customers, could result in loss, compromise, corruption or disclosure of confidential information, intellectual property and sensitive and personal information or data we rely on to provide our solutions, may deter consumers from visiting our customers’ shops, damage our reputation and brand, expose us to a risk of litigation, indemnity obligations and damages for breach of contract, cause us to incur significant liability and financial loss and be subject to regulatory scrutiny, investigations, proceedings and penalties, and require us to expend significant capital and other resources to alleviate problems caused by any such DDoS attack or other security breach or incident and implement additional security measures.

Data security breaches could also expose us to liability under various laws and regulations across jurisdictions and increase the risk of litigation and governmental or regulatory investigation. Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, some jurisdictions, including the EU, UK, Brazil and all 50 states in the United States, have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, and our agreements with certain customers require us to notify them in the event of a security incident. Complying with such numerous and complex regulations in the event of a data security breach would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. Such mandatory disclosures could lead to negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures and data handling. Moreover, if a high-profile security breach occurs with respect to another SaaS provider, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. In addition, if our security measures fail to protect information adequately, we could be liable to our business partners, our customers, their end-consumers and consumers with whom we have a direct relationship. We could be subject to fines and higher transaction fees, we could face regulatory or other legal action, and our customers could end their relationships with us. The limitations of liability in our contracts may not be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

We currently do maintain cybersecurity insurance, and in the event we were to seek to obtain such insurance coverage, it may not be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims in connection with cybersecurity liabilities. Insurers could also deny coverage as to any future claim.

We are also subject to federal, state and foreign laws regarding cybersecurity and the protection of data. See the risk factor entitled “—Evolving global laws, regulations and standards, privacy regulations, cross-border data transfer restrictions, and data localization requirements may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.”

We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our CaaS platform, which could result in customer or shopper dissatisfaction, damage to our reputation, loss of customers, limited growth, and reduction in revenue.

We currently serve the majority of our CaaS platform functions from third-party data center hosting facilities operated by Amazon Web Services, located in Virginia. Our CaaS platform is deployed to multiple data centers within this geography, with additional geographies available for disaster recovery. Our operations depend, in part, on our third-party providers’ protection of these facilities from natural disasters, power or telecommunications failures, criminal acts, or similar events (such as the COVID-19 pandemic). If any third-party facility’s arrangement is terminated, or its service lapses, we could experience interruptions in our CaaS platform, latency, as well as delays and additional expenses in arranging new facilities and services.

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation or otherwise, we may not be able to increase the fees for our e-commerce platform or professional services to cover the changes. As a result, our operating results may be significantly worse than forecasted. Our servers may be unable to achieve or maintain data transmission capacity sufficient for timely service of increased traffic or order processing. Our failure to achieve or maintain sufficient and performant data transmission capacity could significantly reduce demand for our CaaS platform.

Our customers often draw many shoppers over short periods of time, including from new product releases, holiday shopping seasons and flash sales. These events significantly increase the traffic on our servers and the volume of transactions processed on our CaaS platform. Despite precautions taken at our data centers, spikes in usage volume, or a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems (such as the COVID-19 pandemic) could result in lengthy interruptions or performance degradation of our CaaS platform. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our CaaS platform. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for or protect us against any losses, liabilities and costs that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could materially adversely affect our business.

We rely on third-party proprietary and open-source software for our CaaS platform. Our inability to obtain third-party licenses for such software, or obtain them on favorable terms, or any errors, bugs, defects or failures caused by such software could adversely affect our business, results of operations and financial condition.

Some of our offerings include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these applications or to seek new licenses for existing or new applications. Necessary licenses may not be available on acceptable terms or under open-source licenses permitting redistribution in commercial offerings, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our CaaS platform, which therefore may have a material adverse effect on our business, results of operations and financial condition. In addition, third parties may allege that additional licenses are required for our use of their software or intellectual property. We may be unable to obtain such licenses on commercially reasonable terms, or at all. The inclusion in our offerings of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to differentiate our offerings from those of our competitors. To the extent that our CaaS platform depends upon the successful operation of third-party software, any undetected errors, bugs, defects or failures in such third-party software could impair the functionality of our CaaS platform, delay new feature introductions, result in a failure of our CaaS platform, which could adversely affect our business, results of operations and financial condition.

Our use of open-source software could subject us to possible litigation or cause us to subject our CaaS platform to unwanted open-source license conditions that could negatively impact our sales.

A portion of our CaaS platform incorporates and is dependent on the use of open-source software, and we expect to incorporate open-source software into other offerings or solutions in the future. Pursuant to such open-source licenses, we may be subject to certain conditions, including requirements that we offer our proprietary software that incorporates the open-source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that uses or distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained or are dependent upon the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our platform. The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. As there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, the potential impact of these terms on our business is unknown and may result in unanticipated obligations regarding our technologies. Any requirement to disclose our proprietary source code termination of open-source license rights or payments of damages for breach of contract could be harmful to our business, and could provide an advantage to our competitors or other entrants to the market, allow them to create similar products with lower development effort and time, and ultimately result in a loss of sales for us.

We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third parties in order to run our business, sometimes by a single-source supplier.

We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third parties in order to run our business, which we have incorporated into our products. Third-party hardware, software and services may not continue to be available on commercially reasonable terms, or at all. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. Any loss of the right to use or any failures of third-party hardware, software or services could result in delays in our ability to run our business until equivalent hardware, software or services are developed by us or, if available, identified, obtained and integrated, which could be costly and time-consuming and may not result in an equivalent solution, any of which could cause an adverse effect on our business and operating results. Further, customers could assert claims against us in connection with service disruptions or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our solutions.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that the growth of our business will continue to depend on third-party relationships, including strategic partnerships and relationships with our service providers and suppliers, consultants, app developers, theme designers, referral sources, resellers, payments processors, installation partners and other partners. In addition to growing our third-party partner ecosystem, we have entered into agreements with, and intend to pursue additional relationships with, other third parties, such as shipping partners and technology and content providers. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party technology and content. Some of the third parties that sell our services have direct contractual relationships with the customers, and in these circumstances, we risk the loss of such customers if those third parties fail to perform their contractual obligations, including in the event of any such third party’s business failure. Our agreements with providers of cloud hosting, technology, content and consulting services are typically non-exclusive and do not prohibit such service providers from working with our competitors or from offering competing services. In particular, we have limited providers of cloud hosting services. These third-party providers may choose to terminate their relationship with us or to make material changes to their businesses, products or services in a manner that is adverse to us.

The success of our CaaS platform depends, in part, on our ability to integrate third-party applications, themes and other offerings into our third-party ecosystem. Third-party developers may also change the features of their offering of applications and themes or alter the terms governing the use of their offerings in a manner that is adverse to us. If third-party applications and themes change such that we do not or cannot maintain the compatibility of our CaaS platform with these applications and themes, or if we fail to provide third-party applications and themes that our customers desire to add to their businesses, demand for our CaaS platform could decline. If we are unable to maintain technical interoperation, our customers may not be able to effectively integrate our CaaS platform with other systems and services they use. We may also be unable to maintain our relationships with certain third-party vendors if we are unable to integrate our CaaS platform with their offerings. In addition, third-party developers may refuse to partner with us or limit or restrict our access to their offerings.

Partners may also impose additional restrictions on the ability of third parties like us and our customers to access or use data from their consumers. Such changes could functionally limit or terminate our ability to use these third-party offerings with our CaaS platform, which could negatively impact our solution offerings and harm our business. If we fail to integrate our CaaS platform with new third-party offerings that our customers need for their businesses, or to adapt to the data transfer requirements of such third-party offerings, we may not be able to offer the functionality that our customers and their clients expect, which would negatively impact our offerings and, as a result, harm our business.

Further, our competitors may effectively incentivize third-party developers to favor our competitors’ products or services, which could diminish our prospects for collaborations with third-parties and reduce subscriptions to our CaaS platform. In addition, providers of third-party offerings may not perform as expected under our agreements or under their agreements with our customers, and we or our customers may in the future have disagreements or disputes with such providers. If any such disagreements or disputes cause us to lose access to products or services from a particular supplier, or lead us to experience a significant disruption in the supply of products or services from a current supplier, especially a single-source supplier, they could have an adverse effect on our business and operating results.

We may be subject to claims by third parties of intellectual property infringement or other third party or governmental claims, litigation, disputes, or other proceedings.

The software, computer hardware and robotics industries are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. Third parties have in the past asserted, and may in the future assert, that our platform, hardware, solutions, technology, methods or practices infringe, misappropriate or otherwise violate their intellectual property or other proprietary rights. Such claims may be made by our competitors seeking to obtain a competitive advantage or by other parties. Additionally, non-practicing entities purchasing intellectual property assets for the purpose of making claims of infringement may attempt to extract settlements from us. The risk of claims may increase as the number of solutions that we offer and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure, we face a higher risk of being the subject of intellectual property infringement claims.

Any such claims, regardless of merit, that result in litigation could result in substantial expenses, divert the attention of management, cause significant delays in introducing new or enhanced services or technology, materially disrupt the conduct of our business and have a material and adverse effect on our brand, business, financial condition and results of operations. Although we do not believe that our proprietary technology, processes and methods have been patented by any third party, it is possible that patents have been issued to third parties that cover all or a portion of our business. As a consequence of any patent or other intellectual property claims, we could be required to pay substantial damages, develop non-infringing technology, enter into royalty-bearing licensing agreements, stop selling or marketing some or all of our solutions, re-brand our solutions, or to end our relationship with certain customers or partners. We may also be obligated to indemnify our customers or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. If it appears necessary, we may seek to secure license rights to intellectual property that we are alleged to infringe at a significant cost, potentially even if we believe such claims to be without merit. If required licenses cannot be obtained, or if existing licenses are not renewed, litigation could result. Litigation is inherently uncertain and can cause us to expend significant money, time and attention to it, even if we are ultimately successful. Any adverse decision could result in a loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses for alternative technologies from third parties, prevent us from offering all or a portion of our solutions, end our relationship with certain customers or partners, and otherwise negatively affect our business and operating results.

We may also become subject to claims, lawsuits (including class action or individual lawsuits), government or regulatory investigations, inquiries or audits, and other proceedings. The number and significance of legal disputes have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our platform and solutions have increased in complexity, and we expect we will continue to face additional legal disputes. Such investigations and legal proceedings may have a material and adverse impact on us due to their costs, diversion of our resources, and other factors.

We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position and we could lose valuable assets, experience reduced revenue, and incur costly litigation.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on our confidentiality, non-compete, non-solicitation and nondisclosure agreements and a combination of trade secret laws, contractual provisions, trademarks, service marks and copyrights in an effort to establish and protect our proprietary rights. We make business decisions about when to seek intellectual property protection for a particular technology and when to rely upon trade secret protection. However, the approach we select may ultimately prove to be inadequate.

Intellectual property protections issued to us in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products, duplicate any of our solutions or design around our patents, or adopt similar or identical brands for competing platforms. Legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our CaaS platform and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions restricting unauthorized use, copying, transfer, and disclosure of our intellectual property may be unenforceable under the laws of jurisdictions outside the United States.

To the extent we expand our international activities, our exposure to unauthorized copying and use of our CaaS platform and proprietary information may increase. Moreover, effective trademark, copyright, patent, and trade secret protection may not be available or commercially feasible in every country in which we conduct our business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing. Changes in the law could make it harder for us to enforce our rights.

We enter into confidentiality and invention assignment agreements with our employees, consultants and third parties to protect our proprietary technologies and competitive advantage, all of which offer only limited protection. We enter into confidentiality agreements with strategic and business partners. No assurance can be given that these agreements will be effective in securing ownership of our intellectual property or controlling access to our proprietary information and trade secrets. The confidentiality agreements on which we rely to protect certain technologies may be breached and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, trade secrets or proprietary technology. As such, these agreements may not be effective in controlling access to and distribution of our proprietary information since they do not prevent our competitors or partners from independently developing technologies that are equivalent or superior to our CaaS platform.

We may be required to spend significant resources to monitor, protect, and enforce our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. Such litigation could result in the impairment or loss of portions of our intellectual property. Enforcement of our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. An adverse determination could risk the issuance or cancellation of pending patent and trademark filings. Because of the substantial discovery required in connection with intellectual property litigation, our confidential or sensitive information could be compromised by disclosure in litigation. Litigation could result in public disclosure of results of hearings, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock.

In addition, our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our CaaS platform, impair the functionality of our CaaS platform, delay introductions of new functionality to our CaaS platform, result in the substitution of inferior or more costly technologies into our CaaS platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Policing unauthorized use or misappropriate of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Despite our efforts to protect our intellectual property rights, unauthorized third parties may attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop services with the same or similar functionality as our platform. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results, and financial condition could be adversely affected.

If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets, the value of our products and our business and competitive position could be harmed.

We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we may not enter into such agreements with all employees, consultants and third parties who have contributed to the development of our intellectual property. In addition, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share. Further, other parties may independently develop or acquire substantially equivalent know-how and technology.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed or acquired by others in a manner that could prevent legal recourse by us. We also have agreements with our employees, consultants and third parties that obligate them to assign their inventions to us, however these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Evolving global laws, regulations and standards, privacy regulations, cross-border data transfer restrictions, and data localization requirements may limit the use and adoption of our services, expose us to liability, or otherwise adversely affect our business.

Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the internet as a commercial medium. These laws and regulations could impact taxation, internet neutrality, tariffs, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services. Legislators and regulators may make legal and regulatory changes, or apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These laws and regulations and resulting increased costs could materially harm our business, results of operations, and financial condition.

Our products and services rely heavily on the collection and use of information, including personal information. Because we store, use, and otherwise process data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy and data protection. Both in the United States and abroad, these laws and regulations governing data privacy are constantly evolving. In the United States, in addition to certain regulations at the federal level, each state has its own statutory approach to privacy regulation, and recently states such as California have been very active in pursuing new regulations that are typically more restrictive than other jurisdictions. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions is challenging. If we are found or perceived to have breached any privacy or data protection laws or regulations in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our business partners and end customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the Federal Trade Commission (“FTC”)’s increasingly active approach to enforcing privacy and data protection in the United States, as well as the enactment of the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the "UK GDPR") (together the EU GDPR and UK GDPR shall be referred to as the "GDPR"), and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”).

In the United States, the CCPA, contains detailed requirements regarding the collection and processing of personal information, restrictions on the use and storage of such information, and effectiveness of consent. Further, the CCPA requires covered companies to provide disclosures to California residents, provide such residents ways to opt-out of certain sales or shares of personal information, and allow for a private right of action for certain data breaches (which is expected to increase data breach litigation). Such laws could restrict our customers’ ability to run their businesses; for example, by limiting their ability to effectively market to interested shoppers. This could reduce our revenue and the general demand for our services. The effects of the CCPA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Like California, Virginia signed into law the Virginia Consumer Data Protection Act, which also contains detailed requirements, on covered companies, relating to the access to, deletion of, and disclosures of personal data collected by covered businesses about Virginia residents. Further, Connecticut, Utah, and Colorado have also enacted new privacy regulations set to come into effect in 2023. Similar laws have been proposed in other states, at the federal level, and in other countries, reflecting a global trend toward more stringent privacy. These laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), to control our costs by using certain vendors or service providers, and to offer certain services in certain jurisdictions. Such laws and regulations could also restrict our customers' ability to run their businesses, which in turn, impact our business operations.

Such laws and regulations are often inconsistent and may be subject to amendment or re-interpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance. Use of data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm. Our response to these requirements globally may not meet the expectations of individual customers, their shoppers, or other stakeholders, which could reduce the demand for our services. Some customers or other service providers may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

In Europe and the UK, we are subject to the EU GDPR and UK GDPR respectively which impose comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of personal information, including a principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. The GDPR also regulates cross-border transfers of personal information out of the European Economic Area (“EEA”) and the UK. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the UK) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. We currently rely on the standard contractual clauses to transfer personal information outside the EEA and the UK, including to the United States. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. More broadly, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with such laws even in jurisdictions where we have no local entity, employees or infrastructure. Some of these laws include strict localization provisions that require certain data to be stored within a particular region or jurisdiction. We rely on a globally distributed infrastructure in order to be able to provide our services efficiently, and consequently may not be able to meet the expectations of customers who are located in or otherwise subject to such localization requirements, which may reduce the demand for our services.

Failure to comply with the GDPR could result in penalties for noncompliance. Since we are subject to the supervision of relevant data protection authorities under both the EU GDPR and the UK GDPR, we could be fined under each of those regimes independently in respect of the same breach. Penalties for certain breaches are up to the greater of €20 million (£17.5 million) or 4% of global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions).

Our failure to comply with these and additional laws or regulations could expose us to significant fines and penalties imposed by regulators, as well as legal claims by our customers, or their shoppers, or other relevant stakeholders. Similarly, many of these laws require us to maintain an online privacy policy and terms of service that disclose our practices regarding the collection, processing, and disclosure of personal information. We make public statements about our use and disclosure of personal information through our data privacy policies that are posted on our website. If the publication of our privacy policies and other statements that provide promises and assurances about data privacy and security or otherwise describe our data processing contain any information that a court or regulator finds to be deceptive, unfair, inaccurate, inadequate or misrepresentative of our actual practices, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation.

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease or change our use of such technologies, as well as civil claims including class actions, and reputational damage.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we violate the controls.

Our CaaS platform is subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We incorporate encryption technology into our CaaS platform. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. embargoes or sanctions. The current administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our CaaS platform from being exported in violation of these laws, including obtaining authorizations for our CaaS platform, performing geolocation IP blocking and screenings against U.S. and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

If our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. We presently incorporate export control compliance requirements into our strategic partner agreements; however, no assurance can be given that our partners will comply with such requirements.

Various countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements. Some countries have enacted laws that could limit our ability to distribute our CaaS platform or could limit our customers’ ability to implement our CaaS platform in those countries. Changes in our CaaS platform or future changes in export and import regulations may create delays in the introduction of our CaaS platform in international markets, prevent our customers with international operations from launching our CaaS platform globally or, in some cases, prevent the export or import of our CaaS platform to certain countries, governments, or persons altogether. Various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could limit our ability to export or sell our CaaS platform to existing or potential customers with international operations. Any decreased use of our CaaS platform or limitation on our ability to export or sell our CaaS platform would adversely affect our business, operating results, and prospects.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws. Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. These laws are interpreted broadly to prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, our employees and agents could violate our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.

Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or other security breaches, including internal security failures, could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.

We operate in an industry that is prone to cyber-attacks. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, customer data, or the data of their consumers, could result in the loss or misuse of such data, which could harm our business and reputation. The security measures we have integrated into our internal networks and platforms, which are designed to prevent or minimize security breaches, may not function as expected or may not be sufficient to protect our internal networks and platforms against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our networks. While we have established a cyber-attack remediation plan to enable us to assess and respond to such attacks, there can be no assurance that the measures set forth under such plan will be adequate in all circumstances nor that they will be effective in mitigating, or allowing us to recover from, the effects of such attacks. In addition, we have insurance coverage, but this coverage may be insufficient to compensate us for all liabilities that we may incur.

Our customers’ storage and use of data concerning their stores and restaurants and their consumers is essential to their use of our CaaS platform, which stores, transmits and processes our customers’ proprietary information and personal information relating to them and their clients. If a security breach were to occur, as a result of third-party action, employee error, breakdown of our internal security processes and procedures, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data was disrupted, we could incur significant liability to our customers and to individuals whose information was being stored by our customers, and our CaaS platform may be perceived as less desirable, which could negatively affect our business and damage our reputation.

Our CaaS platform and third-party applications available on, or that interface with, our CaaS platform may be subject to DDoS, a technique used by hackers to take an internet service offline by overloading its servers, and we cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. In addition, computer malware, viruses, and hacking and phishing attacks by third parties are prevalent in our industry. We have experienced such attacks in the past and may experience such attacks in the future. As a result of our increased visibility, we believe that we are increasingly a target for such breaches and attacks.

Moreover, our CaaS platform and third-party applications available on, or that interface with, our CaaS platform could be breached if vulnerabilities in our CaaS platform or third-party applications are exploited by unauthorized third parties or due to employee error, breakdown of our internal security processes and procedures, malfeasance, or otherwise. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data. Since techniques used to obtain unauthorized access change frequently and the size and severity of DDoS attacks and security breaches are increasing, we may be unable to implement adequate preventative measures or stop DDoS attacks or security breaches while they are occurring. In addition to our own platforms and applications, some of the third parties we work with may receive information provided by us, by our customers, or by our customers’ clients through web or mobile applications integrated with US. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used or disclosed.

Any actual or perceived DDoS attack or security breach could damage our reputation and brand, expose us to a risk of litigation and possible liability and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the DDoS attack or security breach. Some jurisdictions have enacted laws requiring companies to notify individuals and authorities of data security breaches involving certain types of personal or other data and our agreements with certain customers and partners require us to notify them in the event of a security incident. Similarly, if our suppliers experience data breaches and do not notify us or honor their notification obligations to authorities or users, we could be held liable for the breach. We may not be in a position to assess whether a data breach at one of our suppliers would trigger an obligation or liability on our part. Such mandatory disclosures are costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our data security measures. Moreover, if a high-profile security breach occurs with respect to another SaaS provider, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain revenue from existing customers or attract new customers. Similarly, if a high-profile security breach occurs with respect to a retailer, commerce as a service or e-commerce platform, customers may lose trust in e-commerce more generally, which could adversely impact our customers’ businesses. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our customer subscription and partner and services contracts are primarily denominated in U.S. dollars, and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the

U.S. dollar could increase the real cost of our CaaS platform to our customers outside of the United States, which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the United States. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

Our insurance costs may increase significantly, we may be unable to obtain the same level of insurance coverage and our insurance coverage may not be adequate to cover all possible losses we may suffer.

We generally renew our insurance policies annually. If the cost of coverage becomes too high or if we believe certain coverage becomes inapplicable, we may need to reduce our policy limits, increase retention amounts or agree to certain exclusions from our coverage to reduce the premiums to an acceptable amount or to otherwise reduce coverage for certain occurrences. On the other hand, we may determine that we either do not have certain coverage that would be prudent for our business and the risks associated with our business or that our current coverages are too low to adequately cover such risks. In either event, we may incur additional or higher premiums for such coverage than in prior years.

Among other factors, national security concerns, catastrophic events, pandemics such as the COVID-19 pandemic, or any changes in any applicable statutory requirement binding insurance carriers to offer certain types of coverage could also adversely affect available insurance coverage and result in, among other things, increased premiums on available coverage (which may cause us to elect to reduce our policy limits or not renew our coverage) and additional exclusions from coverage. As cyber incidents and threats continue to evolve, we may be required to expend additional, perhaps significant, resources to continue to update, modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Although we maintain and monitor our information technology systems and we have insurance coverage for protecting against cyber security risks, such systems and insurance coverage may not be sufficient to protect against or cover all the losses we may experience as a result of any cyber-attacks.

We may suffer damage due to a casualty loss (such as fire, natural disasters, pandemics and acts of war or terrorism) or other losses, such as those related to labor, professional liability or certain actions or inactions by our management, directors, employees or others, that could severely disrupt its business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance that we believe to be adequate, such insurance may be inadequate or unavailable to cover all the risks to which our business and assets may be exposed, including risks related to certain litigation. Should an uninsured loss (including a loss that is less than the applicable deductible or that is not covered by insurance) or loss in excess of insured limits occur, it could have a significant adverse impact on our business, results of operations or financial condition.

Our ability to use our net operating losses and certain other attributes may be subject to certain limitations.

As of December 31, 2022, we had approximately $11.2 million of U.S. federal and $6.2 million of state net operating losses, respectively. Certain of our U.S. federal and state net operating loss carryforwards may be carried forward indefinitely, while other of these loss carryforwards are subject to expiration (beginning in 2032). It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration (or that we will not generate taxable income at all). Under legislative changes made in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to these federal tax laws.

In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law, including limitations that may result from the consummation of the Business Combination. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet determined whether the Business Combination will give rise to an “ownership change” for purposes of Section 382 and Section 383 of the Code. Furthermore, we may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future net income and cash flows.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

Nogin is a U.S. corporation and thus is subject to U.S. corporate income tax on its worldwide income. Further, since our operations and customers are located throughout the United States, we are subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Nogin). Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken (including with retroactive effect). We are unable to predict whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

We may be subject to additional obligations to collect and remit sales tax and other taxes. We may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our e-commerce platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, jurisdictions in which we have not historically collected or accrued sales, use, value added, or other taxes could assert our liability for such taxes. Our liability for these taxes and associated penalties could exceed our original estimates. This could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our SaaS platform or otherwise harm our business and operating results.

If we experience material weaknesses in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal controls, our business could be adversely affected, and we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, as amended (the "Sarbanes-Oxley Act") to furnish annual reports by management on, among other things, the effectiveness of our internal control over financial reporting. This report also needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:
• faulty human judgment and simple errors, omissions or mistakes;
• fraudulent action of an individual or collusion of two or more people;
• inappropriate management override of procedures; and
• the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

Pursuant to the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC, we are required to furnish in our annual report our management’s report regarding the effectiveness of our internal control over financial reporting. The report will include, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business.

In addition, under the federal securities laws, our auditors may in the future be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if, in the future, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline. In addition, we could become subject to investigations by the applicable stock exchange, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.

Risks Related to our Common Stock and Warrants
Our issuance of additional shares of Common Stock, warrants or convertible securities may dilute your ownership interest in us and could adversely affect our stock price.

From time to time in the future, we may issue additional shares of our Common Stock, warrants or other securities convertible into Common Stock pursuant to a variety of transactions, including acquisitions. Additional shares of our Common Stock may also be issued upon exercise of outstanding stock options and warrants. The issuance by us of additional shares of our Common Stock, warrants or other securities convertible into our Common Stock would dilute your ownership interest in us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Common Stock and warrants. Subject to the satisfaction of vesting conditions and the expiration of our lock-up, shares issuable upon exercise of options will be available for resale immediately in the public market without restriction.

In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Common Stock and warrants, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Common Stock and warrants bear the risk that our future offerings may reduce the market price of our Common Stock and warrants and dilute their percentage ownership.

Future sales, or the perception of future sales, of our Common Stock and warrants by us or our existing securityholders in the public market could cause the market price for our Common Stock and warrants to decline.

The sale of substantial amounts of shares of our Common Stock or warrants in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock and warrants. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In addition, the shares of our Common Stock reserved for future issuance under the Nogin, Inc. 2022 Incentive Award Plan (the “2022 Incentive Plan”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up provisions and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares reserved for future issuance under the 2022 Incentive Plan is equal to (i) 5,102,948 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2023, equal to the lesser of (A) 15% of the aggregate number of shares of our Common Stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our board of directors. The maximum number of shares of Common Stock that may be issued pursuant to the exercise of incentive stock options to purchase shares of our Common Stock (“ISOs”) granted under the 2022 Incentive Plan is equal to 56,132,428 shares. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of our Common Stock or securities convertible into or exchangeable for shares of our Common Stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of Nasdaq, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of Nasdaq, which we were not required to comply as a private company. As a newly public company, complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our costs and expenses. For example, we have had to institute a more comprehensive compliance function, comply with rules promulgated by Nasdaq, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, establish new internal policies, such as those relating to insider trading. We have also had to retain and rely on outside counsel and accountants to a greater degree in these activities. In addition, being subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officer.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our Common Stock and Warrants less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of SWAG; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•
reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•
exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our Common Stock or Warrants less attractive if we rely on these exemptions. If some investors find our Common Stock or Warrants less attractive as a result, there may be a less active trading market for our Common Stock and Warrants and our share and Warrant price may be more volatile.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common Stock.

Our certificate of incorporation, our bylaws and Delaware law each contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our certificate of incorporation and/or our bylaws include the following provisions:

•
a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•
limitations on convening special stockholder meetings, which make it difficult for our stockholders to adopt desired governance changes;
•
a prohibition on stockholder action by written consent, which means that our stockholders are only able to take action at a meeting of stockholders and are not able to take action by written consent for any matter;
•
a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•
the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•
advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding Common Stock, from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board of directors approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our Common Stock, or (iii) following board approval, such business combination receives the approval of the holders of at least two-thirds of our outstanding Common Stock not held by such interested stockholder at an annual or special meeting of stockholders.

Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

Our certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by applicable law, the sole and exclusive forum for substantially all disputes between us and our stockholders, which limits our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation and our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the (a) Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders; (iii) any action, suit or proceeding asserting a claim arising pursuant to the DGCL, our certificate of incorporation or our bylaws; or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; and (b) subject to the foregoing, the federal district courts of the United States is the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our certificate of incorporation and our bylaws provide that the federal district courts of the United States shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

The market price of our Common Stock and Warrants may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.

The market price of our Common Stock and Warrants is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:

•
the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•
our operating and financial performance and prospects;
•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
conditions that impact demand for our products and/or services;
•
future announcements concerning our business, our clients’ businesses or our competitors’ businesses;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);
•
the size of our public float;
•
coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•
market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•
strategic actions by us or our competitors, such as acquisitions or restructurings;
•
changes in laws or regulations which adversely affect our industry or us;
•
privacy and data protection laws, privacy or data breaches, or the loss of data;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
changes in senior management or key personnel;
•
issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•
changes in our dividend policy;
•
adverse resolution of new or pending litigation against us; and
•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Common Stock and Warrants, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock and Warrants is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

We are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

We do not intend to pay dividends on our Common Stock for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on Common Stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the board of directors deems relevant.

If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our Common Stock or Warrants, the price of our Common Stock and Warrants could decline.

The trading market for our Common Stock and Warrants depends, in part, on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage, and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our Common Stock or Warrants adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock and Warrants would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our Common Stock and Warrants to decline. Moreover, if one or more of the analysts who cover us downgrades our Common Stock or Warrants, or if our reporting results do not meet their expectations, the market price of our Common Stock and Warrants could decline.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt issued to raise additional capital may reduce the value of our Common Stock.

We have funded our operations since inception primarily through equity financings, debt, and payments by our customers for use of our CaaS platform and related services. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of our Common Stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. As a result, our stockholders bear the risk of future issuances of debt securities reducing the value of our Common Stock.

You may only be able to exercise the Public Warrants on a "cashless basis" under certain circumstances, and if you do so, you will receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of Public Warrants who seek to exercise their Public Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Common Stock issuable upon exercise of the Public Warrants are not registered under the Securities Act in accordance with the terms of the

Warrant Agreement; and (ii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the applicable warrant exercise price by surrendering the applicable Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the Warrant Price and the “Fair Market Value” (defined below) by (y) the Fair Market Value. The “Fair Market Value” is the volume weighted average price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the applicable Warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such applicable Warrants for cash.

We may amend the terms of the Public Warrants in a manner that may have an adverse effect on holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

Our Public Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as Warrant agent, and us. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or curing, correcting or supplementing any defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Public Warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the rights of the registered holders of Public Warrants.

Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or shares, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Public Warrant.

Our Warrant Agreement designates the courts of the State of New York or the U.S. District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the U.S. District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Public Warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the U.S. District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Public Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Public Warrant holder in any such enforcement action by service upon such Public Warrant holder’s counsel in the foreign action as agent for such Public Warrant holder.

This choice-of-forum provision may limit a Public Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of our Common Stock for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the Warrant holders equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by Software Acquisition Holdings III LLC (the “Sponsor”) or its permitted transferees.

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our securities could be delisted.

On December 2, 2022, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our common stock for the 30 consecutive trading days preceding the notice, the Company no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days after we have been notified.

We have been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to May 31, 2023, and we must otherwise satisfy The Nasdaq Global Market’s requirements for listing.

If we do not regain compliance by May 31, 2023, we may be eligible for an additional 180 calendar day compliance period if we elect (and meet the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, our securities will be subject to delisting.

Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities. Additionally, if our securities become delisted from Nasdaq for any reason, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Risks Related to our Convertible Notes
The issuance of shares of our common stock pursuant to our Convertible Notes may result in significant dilution to our stockholders.

The conversion of our outstanding Convertible Notes, issued on August 26, 2022, could result in the issuance of a significant number of shares of our common stock. Currently, the $65.5 million principal amount of convertible notes is convertible at a price of $11.50 per share, which would result in the issuance of 5,695,651 shares of our common stock upon the conversion of the Convertible Notes in full. In addition, the conversion price is subject to adjustments set forth in the indenture, including conversion rate resets (x) on September 26, 2023 and September 26, 2024 and (y) following the consummation of certain equity and equity-linked offerings by Nogin and sales of certain equity and equity-linked securities by certain stockholders of Nogin.

Due to the variable nature of the adjustments of the conversion price and the formula that sets certain conversion prices of these securities based on a discount to the then-current market price, we could issue a significant number of shares of our common stock upon conversion of the Convertible Notes, which may result in significant dilution to our stockholders and could negatively impact the trading price of our common stock.

Our obligations to the holders of our Convertible Notes are secured by a security interest in substantially all of our assets, if we default on those obligations, the convertible noteholders could foreclose on our assets.

Our obligations under our outstanding Convertible Notes, issued on August 26, 2022, are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under such Convertible Notes, the collateral agent on behalf of the holders of the Convertible Notes could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations and you may lose all or part of your investment. Events of default under the convertible notes include: (i) failure by us to pay principal when due; (ii) failure by us to pay interest when due (if not cured within thirty (30) days); (iii) uncured conversion failure; (iv) failure to deliver a fundamental change notice when due; (v) a default in our successor obligations; (vi) a default pursuant to our covenant obligations (that is not cured within thirty (30) days); (vii) a default pursuant to certain other obligations (that is not cured within sixty (60) days); (viii) the occurrence of certain defaults with respect to any one or more mortgages, agreements or other instruments under which there is outstanding at least an aggregate of $5.0 million of indebtedness of Nogin or any of its subsidiaries; (ix) any guarantee ceases to be in full force and effect or any guarantor denies its obligations under its guarantee; (x) final judgment for the payment of money aggregating in excess of $5.0 million are rendered against Nogin or any subsidiary and not bonded or discharged within 60 days; (xi) the commencement by Nogin or any subsidiary of a voluntary case or proceeding under any applicable federal, state or foreign bankruptcy, insolvency, reorganization or other similar law; (xii) the entry by a court of a decree, order, judgment or other similar document in respect of Nogin or any subsidiary of a voluntary or involuntary case or proceeding under any applicable federal, state or foreign bankruptcy, insolvency, reorganization or other similar law (and such order or decree remains unstayed and in effect for at least sixty (60) days); (xiii) any provision of any note document shall at any time for any reason cease to be valid and binding or enforceable; and (xiv) any security document shall for any reason (other than pursuant to the express terms thereof or due to any failure or omission of the collateral agent) fail or cease to create a separate valid and perfected and, except to the extent permitted by the terms thereof, first priority lien.

The Company did not make the interest payment on the Convertible Notes due on March 1, 2023, which may result in an Event of Default under the Indenture governing the Convertible Notes.

The Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023 as required pursuant to Section 2.05 of the Indenture, resulting in a default. Pursuant to Section 7.01(A)(ii) of the Indenture, a default for thirty (30) consecutive days in the payment when due of interest on any Convertible Note constitutes an Event of Default (as defined in the Indenture). In the event the Company does not make the interest payment on or prior to March 31, 2023 and no agreement is otherwise reached with the holders of the Convertible Notes, the trustee or holders of at least 25% in principal amount of the Convertible Notes may declare the principal and any interest immediately due and payable. Although the Company is in active negotiations with the holders of the Convertible Notes to resolve the default, there can be no assurances that an agreement will be reached on terms that are acceptable to us or at all.

Risks Related to our Liquidity Position
The consolidated financial statements included in this Report have been prepared assuming that the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists.

The Company currently funds its operations through cash flow from operations. The Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2022, the Company has an accumulated deficit of $82.3 million, negative working capital and a cash balance of $15.4 million, which consists of amounts held as bank deposits. These factors and other uncertainties, including compliance with the covenants included in the Indenture governing our Convertible Notes, raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date that our consolidated financial statements were issued.

Our independent registered public accounting firm has included an explanatory paragraph in its opinion on the Company’s consolidated financial statements with respect to the substantial doubt about the Company’s ability to continue as a going concern.

The Company is evaluating strategies to obtain additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing and entering into additional cost reduction and performance improvement measures. However, the Company may be unable to access equity financing when needed or implement other strategies to obtain additional funding. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

The consolidated financial statements included in this Report do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Tustin, California. The headquarters cover 89,468 square feet pursuant to an operating lease that expires in 2029. We believe our current facility is suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

We lease three warehouse facilities, one in Fontana, California, one in Rancho Dominguez, California and one in Pittsburgh, Pennsylvania. The warehouse in Fontana is 102,100 square feet and its lease expires in 2026, the warehouse in Rancho Dominguez is 115,814 square feet and its lease expires in May 2023, and the warehouse in Pittsburgh is 253,478 square feet and its lease expires in 2027.

We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

Item 3. Legal Proceedings

We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, safety and efficacy of our products and other claims as well as claims or legal actions to assert our rights, including intellectual property rights. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Any of these claims could subject us to costly litigation, and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage, may be inadequately capitalized to pay on valid claims, or our policy limits may be inadequate to fully satisfy any damage awards or settlements. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such claims, whether or not successful, could damage our reputation and business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Nogin’s common stock and warrants are listed and traded on the Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “NOGN” and “NOGNW,” respectively. Nogin’s common stock and warrants have been listed and traded on Nasdaq since August 30, 2022. Prior to August 30, 2022, and before the completion of the Business Combination with SWAG, the units, common stock and warrants of SWAG traded on the Nasdaq under the ticker symbols “SWAGU,” “SWAG” and “SWAGW,” respectively.

Holders

As of March 20, 2023, we had 66,694,295 shares of common stock outstanding held by approximately 67 record holders, excluding stockholders for whom shares are held in “nominee” or “street” name. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividend Policy

We have not declared dividends on our common stock to date, and we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The following table presents the securities authorized for issuance under our equity compensation plans (as adjusted for the Exchange Ratio) as of December 31, 2022. See Note 13, Stock Compensation Plan, in Part II, Item 8. “Financial Statements” for additional information about our equity compensation plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Nogin, Inc. 2022 Incentive Award Plan	5,102,948	(1)	—	2,948	(2)
Equity Compensation Plans Not Approved by Security Holders:
Branded Online, Inc. 2013 Stock Incentive Plan	1,474,821		$ 2.94	—	(3)
Total	6,577,769			2,948
(1)
Represents shares that may be issued (i) upon exercise of outstanding options and (ii) under performance share awards if specified targets are met and shares credited as phantom shares under a deferred compensation plan as described in Note 13 in Part II, Item 8. “Financial Statements.”
(2)
The aggregate number of shares available for issuance under the 2022 Plan is equal to (i) 5,102,948 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2023, equal to the lesser of (A) 15% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller number of shares as determined by the Company’s board of directors.
(3)
No award may be granted under the 2022 Plan after August 26, 2022, but awards previously granted under the 2022 Plan will continue to be subject to the provisions thereof.
Repurchase of Equity by the Company

None.

Recent Sales of Unregistered Equity Securities

Other than with respect to the PIPE Investment as described in the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2022, we sold no securities during the twelve months ended December 31, 2022 that were not registered under the Securities Act.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes of Nogin, Inc. and its subsidiaries included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. “Risk Factors,” actual results may differ materially from those anticipated in these forward‑looking statements. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Nogin” and the “Company” refer to the business and operations of Branded Online, Inc. dba Nogin and its consolidated subsidiaries prior to the Business Combination and to Nogin, Inc. (formerly known as Software Acquisition Group Inc. III) and its consolidated subsidiaries following the consummation of the Business Combination.

For a comparison of our results of operations for the years ended December 31, 2021 and December 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed with the SEC on November 14, 2022.

Company Overview

Nogin is an e-commerce, technology platform provider in the apparel and ancillary industry’s multichannel retailing, business-to-consumer and business-to-business domains. Nogin’s CaaS platform delivers full-stack enterprise-level capabilities to our clients enabling them to compete with large retailers. As clients grow their brand, they require additional capabilities beyond a simple online storefront. We provide the technology for these growing brands to manage complexities related to customer management, order optimization, returns, and fulfillment. The platform’s tools provide clients with capabilities around website development, photography, content management, customer service, marketing, warehousing, and fulfillment. The Company’s business model is based on providing a total e-commerce software solution to its partners on a revenue-sharing basis. The Company’s platform is used by online businesses whose needs are too complex for low cost SaaS e-commerce platforms, yet require more flexibility and economic viability than provided by enterprise solutions.

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

On August 26, 2022, the Company and the “Equity Subscriber” entered into the Equity PIPE Subscription Agreement pursuant to which the Company agreed to issue and sell to the Equity Subscriber, immediately prior to the closing of the Business Combination, 517,079 PIPE Shares at a price per PIPE Share equal to $10.17.

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

On August 26, 2022, pursuant to the Merger Agreement, Merger Sub merged with and into Legacy Nogin, with Legacy Nogin surviving the merger as a wholly owned subsidiary of the Company.

In connection with Closing, we changed our name to Nogin, Inc. While we are the legal acquirer of Legacy Nogin in the Business Combination, Legacy Nogin is deemed to be the accounting acquirer, and the historical financial statements of Legacy Nogin became the historical financial statements of the Company upon the closing of the Transactions.

Notice of Non-Compliance from Nasdaq

On December 2, 2022, we received a written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our common stock for the 30 consecutive trading days preceding the notice, the Company no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

We have been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to May 31, 2023, and we must otherwise satisfy The Nasdaq Global Market’s requirements for listing.

If we do not regain compliance by May 31, 2023, we may be eligible for an additional 180 calendar day compliance period if we elect (and meet the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, our securities will be subject to delisting.

We intend to monitor the bid price of the common stock and consider available options to resolve the noncompliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with The Nasdaq Global Market’s continued listing requirements or that Nasdaq will grant the Company a further extension of time to regain compliance, if applicable.

Updates to Management and Board of Directors

On January 27, 2023, Jan-Christopher Nugent, Co-Chief Executive Officer and Chairman of the Board, resigned as the Company’s Co-Chief Executive Officer and as a member and Chairman of the Board, effective as of January 27, 2023. Jonathan S. Huberman, the Company’s other Co-Chief Executive Officer, began serving as the sole Chief Executive Officer of the Company and as Chairman of the Board as of the Resignation Effective Date.

On February 13, 2023, the Board, upon the recommendation of the Nominating Committee, appointed Andrew Pancer to fill the vacancy on the Board created by the resignation of Jan-Christopher Nugent. Mr. Pancer will serve as a Class I director of the Board for a term ending at the 2023 annual meeting of stockholders of the Company, with such appointment effective as of February 13, 2023. In approving the appointment, the Board concluded that Mr. Pancer satisfies the independence requirements of the Nasdaq Stock Market and the Company’s Corporate Governance Guidelines and the Securities and Exchange Commission rules regarding audit committee membership. Mr. Pancer was appointed to serve as a member of the Nominating Committee and as a member of the Audit Committee of the Board. In connection with Mr. Pancer’s appointment as a Class I director, the Board reassigned Hussain Baig from Class I to Class III in order to maintain the three classes of the Board as nearly equal in number as possible as prescribed by the Charter.

On February 13, 2023, Deborah Weinswig, a Class I director of the Board and chair of the Nominating Committee, resigned from the Board, effective as of February 13, 2023. In connection with Ms. Weinswig’s resignation, the Board reassigned Geoffrey Van Haeren from Class II to Class I in order to maintain the three classes of the Board as nearly equal in number as possible as prescribed by the Company’s Charter.

Impact of COVID-19 pandemic and its variants

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The worldwide spread of COVID-19 and its variants had resulted in a global slowdown of economic activity which altered demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities until economic activity normalized. Our historical revenue growth and results of operations have been resilient despite the headwinds created by the COVID-19 pandemic and its variants. The extent to which ongoing and future developments related to the global impact of the COVID-19 pandemic and related vaccination measures designed to curb its spread continue to impact our business, financial condition, and results of operations, all of which cannot be predicted with certainty. Many of these ongoing and future developments are beyond our control, including the speed of contagion, the development, distribution and implementation of effective preventative or treatment measures, including vaccines (and vaccination rates), the scope of governmental and other restrictions on travel, discretionary services and other activity, and the public reactions and receptiveness to these developments. See the section entitled “Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic and its variants on our business.

At the onset of COVID-19, the Company anticipated an impact to the business, its financial conditions and results of operations. The Company applied for and was granted a Paycheck Protection Plan (“PPP”) loan. In addition, the Company had taken a number of actions to mitigate the impacts of the COVID-19 pandemic and its variants on its business. The Company witnessed a large shift in consumer spending from retail stores to online stores, and as a result, there were no significant declines in the periods presented. However, the impacts of the COVID-19 pandemic and its variants will depend on future developments, including the duration and spread of the pandemic. These developments and the impacts of the COVID-19 pandemic on the financial markets and overall economy are highly uncertain and cannot be predicted.

Components of Our Results of Operations

Revenue

The Company’s sources of revenue are summarized as follows:

•
Product revenue
o
Under certain licensee agreements, the Company is the owner of inventory and reseller of record. As a result, the Company is the principal in sales to end customers and records these revenues on a gross basis at a point in time.
•
Service revenue
o
Commerce as a Service—The Company’s main revenue stream is “Commerce as a Service” revenue in which it receives commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. Consideration for online sales is collected directly from the end customer by the Company and amounts not owed to the Company are remitted to the customer. Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventories or any credit risks relating to the products sold.
o
Fulfillment service revenue—Revenue for business-to-business (“B2B”) fulfillment services is recognized on a gross basis either at a point in time or over a point in time. For example, inbound and outbound services are recognized when the service is complete, while monthly storage services are recognized over the service period.
o
Marketing service revenue—Revenue for marketing services is recognized on a gross basis as marketing services are completed. Performance obligations include providing marketing and program management such as procurement and implementation.
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

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net revenue in the consolidated statements of operations.

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

Interest Expense

Interest expense primarily consists of interest incurred under our line of credit, promissory notes and Convertible Notes. The line of credit and promissory notes were fully repaid at the closing of the Transactions.

Change in Fair Value of Unconsolidated Affiliates

Change in fair value of unconsolidated affiliates represents the fair value adjustments associated with the Company’s joint venture investments for which the Company elected to use the fair value option of accounting.

Other Income (Expense)

Other income (expense) is mainly related to debt issuance cost expensed under the fair value option, offset by sublease rental income derived from the sublease of property by the Company as well as gain from settlement of deferred revenue and PPP loan forgiveness.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Net service revenue	$40,855	$41,866
Net product revenue	41,540	51,346
Net revenue from related parties	12,076	8,136
Total net revenue	94,471	101,348
Operating costs and expenses:
Cost of services (1)	26,706	24,174
Cost of product revenue (1)	28,754	20,431
Sales and marketing	2,672	1,772
Research and development	5,330	5,361
General and administrative	70,289	55,369
Depreciation and amortization	808	520
Total operating costs and expenses	134,559	107,627
Operating loss	(40,088)	(6,279)
Interest expense	(6,328)	(926)
Change in fair value of promissory notes	(4,561)	—
Change in fair value of derivative instruments	1,117	—
Change in fair value of unconsolidated affiliates	(4,245)	4,937
Change in fair value of convertible notes	4,271	—
Debt extinguishment loss	(1,885)	—
Other (loss) income, net	(1,787)	3,378
(Loss) Income before income taxes	(53,506)	1,110
(Benefit) Provision for income taxes	(780)	1,175
Net loss	$(52,726)	$(65)

	Twelve Months Ended December 31,
(as a percentage of total revenue*)	2022	2021
Net service revenue	43.2%	41.3%
Net product revenue	44.0%	50.7%
Net revenue from related parties	12.8%	8.0%
Total net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services (1)	28.3%	23.9%
Cost of product revenue (1)	30.4%	20.2%
Sales and marketing	2.8%	1.7%
Research and development	5.6%	5.3%
General and administrative	74.4%	54.6%
Depreciation and amortization	0.9%	0.5%
Total operating costs and expenses	142.4%	106.2%
Operating loss	-42.4%	-6.2%
Interest expense	-6.7%	-0.9%
Change in fair value of promissory notes	-4.8%	0.0%
Change in fair value of derivative instruments	1.2%	0.0%
Change in fair value of unconsolidated affiliates	-4.5%	4.9%
Change in fair value of convertible notes	4.5%	0.0%
Debt extinguishment loss	-2.0%	0.0%
Other (loss) income, net	-1.9%	3.3%
(Loss) Income before income taxes	-56.6%	1.1%
(Benefit) Provision for income taxes	-0.8%	1.2%
Net loss	-55.8%	-0.1%

* Percentages may not sum due to rounding

(1) Exclusive of depreciation and amortization shown separately.

Comparison of the Twelve Months Ended December 31, 2022 and 2021

Net service revenue

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net service revenue	$40,855	$41,866	$(1,011)	(2.4)%
Percent of total revenue	43.2%	41.3%

Net service revenue decreased by $1.0 million, or 2.4%, to $40.9 million for the twelve months ended December 31, 2022 as compared to $41.9 million for the twelve months ended December 31, 2021. The Company historically recognizes net revenue as a percentage of service sales. The decrease is primarily due to a brand for whom the Company purchased inventory in the late third quarter of 2021, and therefore commenced recognizing product revenue instead of service revenue. Net service revenue as a percentage of total revenue was 43.2% for the twelve months ended December 31, 2022 compared to 41.3% for the twelve months ended December 31, 2021.

Net product revenue

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net product revenue	$41,540	$51,346	$(9,806)	(19.1)%
Percent of total revenue	44.0%	50.7%

Net product revenue decreased by $9.8 million, or 19.1%, to $41.5 million for the twelve months ended December 31, 2022 as compared to $51.3 million for the twelve months ended December 31, 2021. Starting in the second quarter of 2021, the Company added product revenue, which was generated from purchased inventory from select clients, to assist those clients with managing inventory through the pandemic in order to continue marketing and selling their particular brand of products. The Company sourced the products from vendors approved by licensees, and the products were received into the Company’s leased distribution centers and orders by end-customers were then fulfilled. As a result, the Company recognized the gross revenue for the sale of the inventory-owned products, and the corresponding cost of product revenue in the period the order was fulfilled. The Company does not anticipate continuing the practice of purchasing inventory after finding a buyer to distribute the inventory. The decrease in product revenue is primarily due to inventory supply chain issues resulting in less inventory being received and lower sales volume. Net product revenue as a percentage of total revenue was 44.0% for the twelve months ended December 31, 2022 compared to 50.7% for the twelve months ended December 31, 2021.

Net revenue from related parties

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net revenue from related parties	$12,076	$8,136	$3,940	48.4%
Percent of total revenue	12.8%	8.0%

Net revenue from related parties increased by $3.9 million, or 48.4%, to $12.1 million for the twelve months ended December 31, 2022 as compared to $8.1 million for the twelve months ended December 31, 2021. The Company provides services to its joint ventures under Master Services agreements that are classified as related party revenue. The increase is primarily due to the addition of a second joint venture added in the fourth quarter of 2021, and revenue for the second joint venture was included for the twelve months ended December 31, 2022. In the fourth quarter of 2022, the Company acquired the remaining 50% interest in one of the joint ventures at which point such joint venture became a wholly owned subsidiary. The Company will record such revenue into the consolidated results of the Company, which will cause revenue from related parties to decrease in future periods. Net service revenue from related parties as a percentage of total revenue was 12.8% for the twelve months ended December 31, 2022 compared to 8.0% for the twelve months ended December 31, 2021.

Cost of services

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of services	$26,706	$24,174	$2,532	10.5%
Percent of total revenue	28.3%	23.9%

Cost of services increased by $2.5 million, or 10.5%, to $26.7 million for the twelve months ended December 31, 2022 as compared to $24.2 million for the twelve months ended December 31 2021. The increase in cost of services in 2022 was related to higher shipping costs. Cost of services as a percentage of total revenue was 28.3% for the twelve months ended December 31 2022 compared to 23.9% for the twelve months ended December 31, 2021.

Cost of product revenue

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Cost of product revenue	$28,754	$20,431	$8,323	40.7%
Percent of total revenue	30.4%	20.2%

Cost of product revenue increased by $8.3 million, or 40.7%, to $28.8 million for the twelve months ended December 31, 2022 as compared to $20.4 million for the twelve months ended December 31, 2021. The increase was primarily related to marketing efforts to drive sales through discounted pricing in fiscal year 2022 to generate cash through the Closing of the Transactions. In addition, product sales for one brand began in the third quarter of fiscal year 2021, compared to the full year of sales in fiscal year 2022. Cost of product revenue as a percentage of total revenue was 30.4% for the twelve months ended December 31, 2022, compared to 20.2% for the twelve months ended December 31, 2021.

Sales and Marketing

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$2,672	$1,772	$900	50.8%
Percent of total revenue	2.8%	1.7%

Sales and marketing expense increased by $0.9 million, or 50.8%, to $2.7 million for the twelve months ended December 31, 2022 as compared to $1.8 million for the twelve months ended December 31, 2021. The increase in sales and marketing expense in 2022 was primarily due to an increase in headcount in the sales and marketing department to drive additional sales.

Research and development

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$5,330	$5,361	$(31)	(0.6)%
Percent of total revenue	5.6%	5.3%

Research and development expense slightly decreased by $31 thousand to $5.3 million for the twelve months ended December 31, 2022 as compared to $5.4 million for the twelve months ended December 31, 2021.

General and administrative

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$70,289	$55,369	$14,920	26.9%
Percent of total revenue	74.4%	54.6%

General and administrative expense increased by $14.9 million, or 26.9%, to $70.3 million for the twelve months ended December 31, 2022 as compared to $55.4 million for the twelve months ended December 31 2021. The increase in general and administrative expense in 2022 was primarily due to additional headcount and operating expense to support the Company through the Business Combination and on-going strategic initiatives.

Depreciation and amortization

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$808	$520	$288	55.4%
Percent of total revenue	0.9%	0.5%

Depreciation and amortization expense increased by $0.3 million, or 55.4%, to $0.8 million for the twelve months ended December 31, 2022 as compared to $0.5 million for the twelve months ended December 31, 2021. The increase in depreciation and amortization in 2022 was primarily due to the purchase of new hardware and equipment and additional amortization related to the acquired capitalized software.

Interest expense

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$6,328	$926	$5,402	583.4%
Percent of total revenue	6.7%	0.9%

Interest expense increased by $5.4 million, or 583.4%, to $6.3 million for the twelve months ended December 31, 2022 as compared to $0.9 million for the twelve months ended December 31, 2021. The increase in interest expense in 2022 was primarily due to interest on the Convertible Notes, along with the Company’s notes payable issued in the third and fourth quarters of 2021 and the third quarter of 2022 and investor notes issued in the second quarter of 2022. The notes payable and investor notes were fully repaid at closing of the Business Combination.

Change in fair value of promissory notes

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of promissory notes	$4,561	$—	$4,561	100.0%
Percent of total revenue	4.8%	—%

Change in fair value of promissory notes was $4.6 million for the twelve months ended December 31, 2022. The Company recognized a loss of $4.6 million for the twelve months ended December 31, 2022 that were related to the Promissory Notes issued in the second and third quarter of 2022, which were based on the estimated cash payment needed to repay the Promissory Notes at closing of the Business Combination.

Change in fair value of derivatives

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of derivatives	$(1,117)	$—	$(1,117)	100.0%
Percent of total revenue	-1.2%	—%

Change in fair value of derivatives notes was a gain of $1.1 million for the twelve months ended December 31, 2022. The Company recognized a change in fair value of derivate notes in connection with the Standby Agreement.

Change in fair value of unconsolidated affiliate

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of unconsolidated affiliates	$4,245	$(4,937)	$9,182	(186.0)%
Percent of total revenue	4.5%	(4.9)%

Change in fair value of unconsolidated affiliates decreased by $9.2 million, or 186.0%, to a loss of $4.2 million for the twelve months ended December 31, 2022 as compared to a gain of $4.9 million for the twelve months ended December 31, 2021. The decrease is attributable to the Company’s investment in ModCloth, which was formed in April 2021, and IPCO, which was formed in December 2021. The Company elected to apply the fair value option of accounting to the joint ventures. The Company engaged a third-party valuation specialist to assist with the fair value assessment. As a result, the Company recorded a fair value adjustment for the investment in connection with its 50% interest during the twelve months ended December 31, 2022 and December 31, 2021. In the fourth quarter of 2022, the Company acquired the remaining interest in Modcloth at which point Modcloth became a wholly owned subsidiary and operations were consolidated with the results of the Company.

Change in fair value of convertible notes

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible notes	$(4,271)	$—	$(4,271)	100.0%
Percent of total revenue	(4.5)%	—%

Change in fair value of convertible notes was $9.9 million for the twelve months ended December 31, 2022. The change is attributable to fair value of the convertible notes, which the Company engaged a third-party valuation specialist to assist with the fair value assessment.

Debt Extinguishment Loss

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Debt extinguishment loss	$1,885	$—	$1,885	100.0%
Percent of total revenue	2.0%	—%

Debt Extinguishment loss was $1.9 million for the twelve months ended December 31, 2022. The Company recognized a loss of $1.9 million for the extinguishment of debt as part of the closing of the Business Combination.

Other (loss) income

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other (loss) income	$(1,787)	$3,378	$(5,165)	(152.9)%
Percent of total revenue	(1.9)%	3.3%

Other (loss) income decreased by $5.2 million, or 152.9%, to $(1.8) million for the twelve months ended December 31, 2022 as compared to $3.4 million for the twelve months ended December 31, 2021. The decrease was primarily related to the settlement of deferred revenue of $1.6 million related to sale of finished inventory to IPCO in the first quarter of 2022 and forgiveness of the PPP loan of $2.6 million in the third quarter of 2021.

Provision for income tax

	Twelve Months Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income tax	$(780)	$1,175	$(1,955)	-166.4%
Percent of total revenue	(0.8)%	1.2%

The provision for income tax was a benefit of $0.8 million for the twelve months ended December 31, 2022 as compared to $1.2 million of income tax expense for the twelve months ended December 31, 2021. The decrease was primarily due to a full valuation allowance for differences related to GAAP and tax income related to the Company’s joint ventures due to election of accounting for the joint ventures using the equity method fair value option.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	For the Twelve Months Ended December 31,
	2022	2021	2020
Net (loss) income	$(52,726)	$(65)	$(1,140)
Interest expense	6,328	926	225
Provision for income taxes	(780)	1,175	190
Depreciation and amortization	808	520	415
Adjusted EBITDA	$(46,370)	$2,556	$(310)

Liquidity and Capital Resources

Our primary requirements for short-term liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Our future capital requirements will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, successful customer acquisitions, the results of business initiatives, the timing of new product introductions and overall economic conditions.

Prior to the Business Combination, the Company’s available liquidity and operations were financed through equity contributions, a line of credit, promissory notes and cash flow from operations. Moving forward, the Company expects to fund operations through equity contributions and cash flow from operations.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2022, the Company has an accumulated deficit of $82.3 million, negative working capital and a cash balance of $15.4 million, which consists of amounts held as bank deposits.

These factors and other uncertainties, including compliance with the covenants included in the Indenture governing our Convertible Notes, raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these consolidated financial statements were issued. We are currently executing on various strategies to improve available cash balances, liquidity and cash generated from operations to alleviate these conditions, including a comprehensive cost reduction and performance improvement program, reduced headcount and elimination of certain discretionary and general and administrative expenses. We are also in the process of alleviating the inventory supply chain challenges that began in 2021, leading to lower revenue and cash flows, and are taking steps to improve the operational efficiency of our fulfillment center. Further, we expect to seek additional funds through potential securities financings. However, our failure to obtain financing as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, many of which are beyond our control.

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

The Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023 as required pursuant to Section 2.05 of the Indenture, resulting in a default. Pursuant to Section 7.01(A)(ii) of the Indenture, a default for thirty (30) consecutive days in the payment when due of interest on any Convertible Note constitutes an Event of Default (as defined in the Indenture). In the event the Company does not make the interest payment on or prior to March 31, 2023 and no agreement is otherwise reached with the holders of the Convertible Notes, the trustee or holders of at least 25% in principal amount of the Convertible Notes may declare the principal and any interest immediately due and payable. Although the Company is in active negotiations with the holders of the Convertible Notes to resolve the default, there can be no assurances that an agreement will be reached on terms that are acceptable to us or at all.

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

In December 2021, the Company borrowed an additional $1 million from the same financial institution, which was repaid in full on December 31, 2021. In addition, the Company borrowed an additional $5 million (“Third Tranche Notes”) that bore interest at a rate per annum of 6.25% plus the greater of 3.25% or the prime rate as published by the Wall Street Journal. The Company was required to make interest-only payments on the first of each month beginning February 1, 2022, with the full principal amount due on July 1, 2023. Upon payment in full, the Company was required to pay exit fees of $50 thousand.

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

In addition, the Company issued additional notes payable in July 2022 for proceeds of $3.0 million. Such notes payable matured on the earlier of (a) December 31, 2022 or (b) the close of the Business Combination. The amount due at maturity was $4.5 million. The Company elected to account for the additional notes payable under the fair value option of accounting.

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

Paycheck Protection Program Loan

On April 14, 2020, the Company received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP Loan had a maturity date of April 22, 2022 and bore interest at a rate of 1% per annum. The balance as of December 31, 2020 of $2.3 million is included in Paycheck Protection Program loan payable on the consolidated balance sheets. On September 17, 2021, the PPP Loan was forgiven in full including accrued interest thereon. As such, the Company recorded a gain on loan forgiveness during the twelve months ended December 31, 2021 of $2.3 million included in other income in the consolidated statement of operations.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Twelve Months Ended December 31,
	2022	2021	2020
Cash flow used in operating activities	$(26,588)	$(21,373)	$1,579
Cash flow used in investing activities	(2,385)	(10,422)	(1,578)
Cash flow provided by financing activities	39,787	20,198	2,266

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

During the twelve months ended December 31, 2022, net cash used in operating activities increased by $5.2 million to $26.6 million, compared to net cash used in operating activities of $21.4 million during the twelve months ended December 31, 2021. The primary driver of the change was the increase in net loss and the sale of existing inventory.

During the year ended December 31, 2021, net cash used in operating activities was $21.4 million, compared to net cash provided by operating activities of $1.6 million during the year ended December 31, 2020. The primary driver of the change was a result of the timing of payments due to our clients and purchase of inventory in 2021.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment and software.

During the twelve months ended December 31, 2022, net cash used in investing activities decreased by $8.0 million to $2.4 million compared to net cash used in investing activities of $10.4 million during the twelve months ended December 31, 2021. The primary drivers of the decrease was cash used to purchase the remaining equity in an affiliate, compared to cash used in the prior year for the two joint venture investments.

During the year ended December 31, 2021, net cash used in investing activities was $10.4 million compared to net cash used in investing activities of $1.6 million during the year ended December 31, 2020. The increase in cash used in investing activities is primarily related to the equity contribution as part of the formation of joint ventures in 2021.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of debt as well as activity related to the Business Combination.

During the twelve months ended December 31, 2022, net cash provided by financing activities increased by $19.6 million to $39.8 million, compared to net cash provided by financing activities of $20.2 million for the twelve months ended December 31, 2021. The change was primarily driven by the activity related to the Business Combination.

During the year ended December 31, 2021, net cash provided by financing activities was $20.2 million compared to net cash provided by financing activities of $2.3 million for the year ended December 31, 2020. The change was primarily driven by the Company’s borrowing of $20 million under its Note Agreement during the year ended

December 31, 2021, which was offset by borrowings of $2.3 million under the PPP Loan during the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of December 31, 2022 or 2021.

Contractual Obligations and Known Future Cash Requirements

Our principal commitments consist of operating lease for the office and warehouses located in California and Pennsylvania. Our five monthly lease commitment payments range from approximately $24 thousand to approximately $189 thousand. Each of our five lease commitments expire at various times through November 2028. Some of the leases contain renewal options.

As of December 31, 2022, the expected future obligations of the Company are as follows:

	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations	$22,682	$5,580	$5,173	$5,279	$3,529	$2,222	$899

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

Fair value measurements

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

Convertible notes

The Company accounts for the convertible notes in accordance with ASC 825-10, "Financial Instruments," under which the Company's convertible notes meet the criteria to be accounted for using the fair value method. The Convertible Notes are subject to fair value assessment each reporting period. As such, changes to fair value are recorded in the consolidated income statements to change in fair value of the Convertible Notes. In valuing the Convertible Notes, we utilized the valuation from an independent third-party specialist, which uses a binomial lattice valuation model. Changes in these estimates and assumptions or the relationship between those assumptions impact our valuation as of the valuation date and may have a material impact on the valuation.

Standby Agreement

The Company has entered into a Standby Agreement and the Equity PIPE Subscription Agreement with a Financial Institution (note 8) which is accounted for as a derivative in its entirety in accordance with ASC 815-10, and the structured payments within the Equity PIPE Subscription Agreement was considered an embedded feature in the Equity PIPE Subscription Agreement that met the definition of a derivative and required bifurcation from the Equity PIPE Subscription Agreement, as it is not clearly and closely related to the Equity PIPE Subscription Agreement and would be accounted for in accordance with ASC 815-10 (together the “Standby Agreement Derivative"). The Company accounted for the Standby Agreement Derivative acquired at fair value upon the closing of the Business Combination. The Company will continue to account for the Standby Agreement Derivative at fair value each reporting period in accordance with ASC 815-10. The Company engages a third-party valuation specialist to assist with the fair value assessment. The fair value changes is recorded in change in fair value of derivatives on the consolidated statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nogin, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Nogin, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, convertible redeemable preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company sustained recurring losses and negative cash flows from operations during the year ended December 31, 2022, and as of that date, the Company’s current liabilities exceeded its current assets by $18.5 million and its total liabilities exceeded its total assets by $73 million. The Company has an accumulated deficit of $82.3 million. These conditions, along with other matters as set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of ASC 842: Leases.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Newport Beach, California

March 23, 2023

Nogin, Inc.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$15,385	$1,071
Accounts receivable, net	1,578	1,977
Related party receivables	—	5,356
Inventory	15,726	22,777
Prepaid expenses and other current assets	2,539	2,915
Total current assets	35,228	34,096
Restricted cash	—	3,500
Property and equipment, net	1,595	1,789
Right-of-use asset, net (Note 21)	17,391	—
Intangible assets, net	5,493	1,112
Goodwill	6,748	—
Investment in unconsolidated affiliates	7,404	13,570
Other non-current asset	1,074	664
Total assets	$74,933	$54,731
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,605	$16,098
Due to clients	10,891	5,151
Related party payables	1,033	—
Accrued expenses and other liabilities (Note 6)	17,826	14,018
Lease liabilities, current portion (Note 21)	4,367	—
Total current liabilities	53,722	35,267
Line of credit	—	348
Long-term note payable, net	—	19,249
Convertible notes	60,852	—
Deferred tax liabilities	394	1,174
Lease liabilities, net of current portion (Note 21)	15,223	—
Other long-term liabilities (Note 6)	17,766	734
Total liabilities	147,957	56,772
Commitments and contingencies (Note 22)
CONVERTIBLE REDEEMABLE PREFERRED STOCK
Series A convertible, redeemable preferred stock, $0.0001 par value, 8,864,495 shares authorized, issued and outstanding, as of December 31, 2021	—	4,687
Series B convertible, redeemable preferred stock, $0.0001 par value, 6,944,093 shares authorized, 6,334,150 shares issued and outstanding, as of December 31, 2021	—	6,502

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 500,000,000 and 60,760,816 shares authorized; 66,694,295 and 39,621,946 shares issued and outstanding as of December 31, 2022 and December 31, 2021	7	4
Additional paid-in capital	9,263	4,358
Treasury stock	—	(1,330)
Accumulated deficit	(82,294)	(16,262)
Total stockholders’ deficit	(73,024)	(13,230)
Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$74,933	$54,731

See the accompanying notes to consolidated financial statements.

Nogin, Inc.

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Twelve Months Ended December 31,
	2022	2021
Net service revenue	$40,855	$41,866
Net product revenue	41,540	51,346
Net revenue from related parties	12,076	8,136
Total net revenue	94,471	101,348
Operating costs and expenses:
Cost of services (1)	26,706	24,174
Cost of product revenue (1)	28,754	20,431
Sales and marketing	2,672	1,772
Research and development	5,330	5,361
General and administrative	70,289	55,369
Depreciation and amortization	808	520
Total operating costs and expenses	134,559	107,627
Operating loss	(40,088)	(6,279)
Interest expense	(6,328)	(926)
Change in fair value of promissory notes	(4,561)	—
Change in fair value of derivative instruments	1,117	—
Change in fair value of unconsolidated affiliates	(4,245)	4,937
Change in fair value of convertible notes	4,271	—
Debt extinguishment loss	(1,885)	—
Other (loss) income, net	(1,787)	3,378
(Loss) Income before income taxes	(53,506)	1,110
(Benefit) Provision for income taxes	(780)	1,175
Net loss	$(52,726)	$(65)

Net loss per common share – basic	$(1.08)	$(0.00)
Net loss per common share – diluted	$(1.08)	$(0.00)
Weighted average shares outstanding – basic	49,041,640	39,621,946
Weighted average shares outstanding – diluted	49,041,640	40,896,279

(1)
Exclusive of depreciation and amortization shown separately.

See the accompanying notes to consolidated financial statements

Nogin, Inc.

Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders' Deficit

(In thousands, except share data)

	Convertible Redeemable Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2020	2,042,483	$4,687	1,459,462	$6,502	9,129,358	$1	$4,308	$(1,330)	$(16,197)	$(13,218)
Retroactive application of reverse recapitalization (1)	6,822,012	—	4,874,688	—	30,492,588	3	(3)	—	—	—
Balance, December 31, 2020, as adjusted	8,864,495	4,687	6,334,150	6,502	39,621,946	4	4,305	(1,330)	(16,197)	(13,218)
Stock-based Compensation	—	—	—	—	—	—	53	—	—	53
Net income (loss)	—	—	—	—	—	—	—	—	(65)	(65)
Balance, December 31, 2021	8,864,495	$4,687	6,334,150	$6,502	39,621,946	$4	$4,358	$(1,330)	$(16,262)	$(13,230)

Balance, December 31, 2021	2,042,483	$4,687	1,459,462	$6,502	9,129,358	$1	$4,361	$(1,330)	$(16,262)	$(13,230)
Retroactive application of reverse recapitalization (1)	6,822,012	—	4,874,688	—	30,492,588	3	(3)	—	—	—
Balance, December 31, 2021, as adjusted	8,864,495	4,687	6,334,150	6,502	39,621,946	4	4,358	(1,330)	(16,262)	(13,230)
Stock-based compensation	—	—	—	—	—	—	130	—	—	130
Warrant issuance	—	—	—	—	—	—	713	—	—	713
Net settlement of liability classified warrants into common stock	—	—	—	—	202,680	—	1,706	—	—	1,706
Net settlement of equity classified warrants into common stock	—	—	—	—	559,051	—	—	—	—	—
Exercise of stock options	—	—	—	—	199,147	—	84	—	—	84
Conversion of redeemable convertible preferred stock to common stock and cancellation of treasury shares	(8,864,495)	(4,687)	(6,334,150)	(6,502)	15,198,645	2	9,857	1,330	—	11,189
Reverse capitalization, net of transaction costs	—	—	—	—	10,864,076	1	(8,439)	—	(13,306)	(21,744)
Equity classified warrants issued with PIPE convertible notes	—	—	—	—	—	—	366	—	—	366
Common stock issued to settle PIPE convertible note issuance costs	—	—	—	—	48,750	—	488	—	—	488
Net loss	—	—	—	—	—	—	—	—	(52,726)	(52,726)
Balance, December 31, 2022	—	$—	—	$—	66,694,295	$7	$9,263	$—	$(82,294)	$(73,024)

(1)
As part of the Business Combination (as disclosed in Note 1), all share information has been retrospectively adjusted using the exchange ratio stipulated by the Merger Agreement.

See the accompanying notes to consolidated financial statements

Nogin, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Twelve Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,726)	$(65)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	808	520
Amortization of debt issuance costs and discounts	2,617	137
Debt issuance costs expensed under fair value option	2,034	—
Amortization of contract acquisition costs	—	361
Stock-based compensation	130	53
Deferred income taxes	(780)	1,174
Change in fair value of unconsolidated affiliates	4,245	(4,937)
Change in fair value of warrant liability	717	(177)
Change in fair value of promissory notes	4,561	—
Change in fair value of convertible notes	(4,271)	—
Change in fair value of derivatives	(1,117)	—
Loss on extinguishment of debt	1,885	—
Settlement of deferred revenue	(1,611)	—
Gain on extinguishment of PPP loan	—	(2,266)
Loss on disposal of asset	641	74
Changes in operating assets and liabilities:
Accounts receivable	504	2,050
Related party receivables	(58)	(5,356)
Inventory	11,838	(22,641)
Prepaid expenses and other current assets	(2,329)	(2,138)
Accounts payable	(255)	9,780
Due to clients	5,740	(8,197)
Related party payables	1,140	—
Lease assets and liabilities	2,200	—
Accrued expenses and other liabilities	(2,501)	10,255
Net cash used in operating activities	(26,588)	(21,373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,589)	(1,789)
Proceeds from sale of property and equipment	700	—
Acquisition of an affiliate, net of cash acquired	(1,496)	—
Investment in unconsolidated affiliates	—	(8,633)
Net cash used in investing activities	(2,385)	(10,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	84	—
Proceeds from business combination, net of issuance costs	1,375	—
Proceeds from long-term notes payable	—	20,000
Payment of long-term notes payable	(20,950)	—
Proceeds from promissory notes	8,000	—
Proceeds from promissory notes – related parties	2,175	—
Payment of promissory notes	(12,033)	—
Payment of promissory notes – related parties	(3,130)	—
Payment of debt issuance costs	(397)	(150)
Proceeds from PIPE convertible note issuance	65,500	—
Prepayment and other fees paid upon early settlement of debt	(489)	—
Proceeds from line of credit	114,981	173,896
Repayments of line of credit	(115,329)	(173,548)
Net cash provided by financing activities	39,787	20,198
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	10,814	(11,597)
Beginning of period	4,571	16,168
End of period	$15,385	$4,571

	Twelve Months Ended December 31,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,231	$444
Cash paid for taxes	210	195
Issuance of warrants with debt	—	738
Settlement of preexisting receivable in step-acquisition	5,415	—
Derecognition of investment in unconsolidated entity-step acquisition	1,921	—
Right-of-use assets exchanged for lease liabilities	7,311	—
Non Cash Investing and Financing Activities
Issuance of common stock to settle transaction and advisory costs	3,588	—
Deferred transaction and advisory fees	10,979	—
Cash election consideration payable at closing of Business Combination	9,198	—
Conversion of redeemable convertible preferred stock into common stock	11,189	—
Net settlement of liability classified warrants	1,706	—

SCHEDULE OF CASH AND RESTRICTED CASH
Cash	$15,385	$1,071
Restricted cash	—	3,500
Total cash and restricted cash	$15,385	$4,571

See the accompanying notes to consolidated financial statements

Nogin, Inc.

Notes to Consolidated Financial Statements

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

While Legacy Nogin became a wholly-owned subsidiary of the Company, Legacy Nogin was deemed to be the acquirer in the Business Combination for accounting purposes. Accordingly, the Business Combination was accounted for as a reverse recapitalization, in which case the consolidated financial statements of the Company represent a continuation of Legacy Nogin and the issuance of common stock and cash consideration in exchange for the net assets of SWAG recognized at historical costs and no recognition of goodwill or other intangible assets. Operations prior to the Business Combination are those of Legacy Nogin and all share and per-share data included in these consolidated financial statements have been retroactively adjusted to give effect to the Business Combination.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of convertible redeemable preferred stock and stockholders’ deficit for the twelve months ended December 31, 2022:

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

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Nogin, Inc. (“Nogin” or “Company”) consolidated with the accounts of all its subsidiaries and affiliates in which Nogin holds controlling financial interests as of the financial statement date.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

Liquidity and Capital Resources

Our primary requirements for short-term liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Our future capital requirements will depend on many factors, including our levels of revenue, the expansion of sales and marketing activities, successful customer acquisitions, the results of business initiatives, the timing of new product introductions and overall economic conditions.

Prior to the Business Combination, the Company’s available liquidity and operations were financed through equity contributions, a line of credit, promissory notes and cash flow from operations. Moving forward, the Company expects to fund operations through equity contributions and cash flow from operations.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has sustained recurring losses and negative cash flows from operations. As of December 31, 2022, the Company has an accumulated deficit of $82.3 million, negative working capital, and a cash balance of $15.4 million, which consists of amounts held as bank deposits.

These factors and other uncertainties, including compliance with the covenants included in the Indenture governing our Convertible Notes, raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these consolidated financial statements were issued. We are currently executing on various strategies to improve available cash balances, liquidity and cash generated from operations to alleviate these conditions, including a comprehensive cost reduction and performance improvement program, reduced headcount and elimination of certain discretionary and general and administrative expenses. We are also in the process of alleviating the inventory supply chain challenges that began in 2021, leading to lower revenue and cash flows, and are taking steps to improve the operational efficiency of our fulfillment center. Further, we expect to seek additional funds through potential securities financings. However, our failure to obtain financing as and when needed could have significant negative consequences for our business, financial condition and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, many of which are beyond our control.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The worldwide spread of COVID-19 and its variants resulted in a global slowdown of economic activity which altered the demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities until economic activity normalized. Our revenue growth and results of operations have been resilient despite the headwinds created by the COVID-19 pandemic and its variants. The extent to which ongoing and future developments related to the global impact of the COVID-19 pandemic and related vaccination measures designed to curb its spread continue to impact our business, financial condition, and results of operations, all of which cannot be predicted with certainty. Many of these ongoing and future developments are beyond our control, including the speed of contagion, the development, distribution and implementation of effective preventative or treatment measures, including vaccines (and vaccination rates), the scope of governmental and other restrictions on travel, discretionary services and other activity, and the public reactions and receptiveness to these developments.

The impacts of the COVID-19 pandemic and its variants will depend on future developments, including the duration and spread of the pandemic. These developments and the impacts of the COVID-19 pandemic on the financial markets and overall economy are highly uncertain and cannot be predicted.

Nogin, Inc.

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The Company prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the allowance for credit losses and revenue recognition, including variable consideration for estimated reserves for returns and other allowances, forecasts and other assumptions used in valuations. Management bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.

Cash

Cash consists of cash in bank deposits.

Restricted Cash

Restricted cash represents cash held as collateral for the Company’s purchases of certain inventory under one of the Company’s master services agreements. The collateral provides the Company with increased credit in order to purchase certain inventory. The funds can be released and available for use by the Company when it is determined the Company no longer needs the additional credit and can subsequently request for the funds to be released. The funds were released to the Company during fiscal year 2022.

Accounts Receivable, Net

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

The reserve for credit losses as of December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of period	$406	$428
Additions to allowance for credit losses	228	433
Cash receipts	(126)	—
Write offs	(83)	(455)
Balance at end of period	$425	$406

Inventory

Inventory is stated at the lower of cost or net realizable value and consists entirely of finished goods purchased for resale. Cost is determined using the first-in, first-out (“FIFO”) method or weighted average cost depending on product brand. Adjustments are made, if necessary, to reduce excess or obsolete inventory to their net realizable value. These estimates are based on management’s judgment about future demand and market conditions. Once established, these adjustments are considered permanent and are not revised until the related inventory is sold or disposed.

The Company maintains a reserve for returns, which is included within inventory on the consolidated balance sheets with changes to the reserve in cost of product revenue on the accompanying statement of operations. The reserve for

Nogin, Inc.

Notes to Consolidated Financial Statements

returns was $535 thousand as of December 31, 2022 and $532 thousand as of December 31, 2021 on the consolidated balance sheet.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. As of December 31, 2022, receivables from two customers amounted to $0.8 million (or 44% of accounts receivable) and $0.2 million (or 9% of accounts receivable). As of December 31, 2021, receivables from two customers amounted to $1.1 million (or 15% of accounts receivable) and $5.4 million (or 73% of accounts receivable).

Major Customers

For the twelve months ended December 31, 2022, revenue from three customers amounted to $27.5 million (or 29% of total revenue), $15.0 million (or 16% of total revenue), and $8.5 million (or 9% of total revenue). For the twelve months ended December 31, 2021, revenue from three customer amounted to $30.4 million (or 30% of total revenue), $22.2 million (or 22% of total revenue), and $9.9 million (or 10% of total revenue).

Major Suppliers

For the twelve months ended December 31, 2022, three vendors accounted for $10.2 million (or 12% of total operating expense purchases), $10.1 million (or 11% of total operating expense purchases) and $8.2 million (or 9% of total operating expense purchases). For the twelve months ended December 31, 2021, three vendors accounted for $9.5 million (or 17% of total operating expense purchases), $6.4 million (or 12% of total operating expense purchases) and $5.8 million (or 11% of total operating expense purchases).

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature that extend the life of the asset are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gains or losses are reflected in the accompanying statement of operations.

Estimated Useful Life (Years)
Furniture and fixtures	5
Computer equipment and software	3 to 7
Leasehold improvements	Lesser of economic useful life (typically 10 years) or original lease term

The Company evaluates the carrying value of property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of forecasted future cash flows. Indicators of impairment could include, among other factors, significant changes in the business environment, the planned closure of a facility, or deteriorations in operating cash flows. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.

Nogin, Inc.

Notes to Consolidated Financial Statements

Right-of-use Assets and Lease Liabilities

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842, “Leases” (“ASC 842”), using the current period adjustment method. Accordingly, comparative period financial information was not restated for the effects of adopting ASC 842.

The significant practical expedients we adopted include the following:

•
We elected the practical expedient to apply the transition approach as of the beginning of the period of adoption and not restate comparative periods;
•
We elected to utilize the “package of three” expedients, as defined in ASC 842, whereby we did not reassess whether contracts existing prior to the effective date contain leases, nor did we reassess lease classification determinations nor whether initial direct costs qualify for capitalization;
•
We elected the practical expedient to not capitalize any leases with initial terms of twelve months or less on our consolidated balance sheet;
•
For all underlying classes of leased assets, we elected the practical expedient to not separate lease and non-lease components; and
•
We elected not to use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.

As of the date of adoption on January 1, 2022, the impact of ASC 842 resulted in the recognition of a right-of-use asset (“ROU asset”) and lease liability for our operating leases on our consolidated balance sheets of approximately $13.0 million and $15.1 million, respectively.

Lease liabilities were recognized based on the present value of remaining lease payments over the remaining lease term. ROU assets were recognized utilizing the lease liability as of January 1, 2022 adjusted for deferred rent recorded as under ASC 840 operating lease related balances. As the Company’s operating lease agreements do not provide a rate implicit in the lease, we discounted the remaining lease payments using an estimated incremental borrowing rate, which was based on the information available at the adoption date. Operating lease cost is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The adoption of this new guidance did not have a material net impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

Our operating leases primarily consist of office space, distribution centers and equipment used within our operations. Most of the leases have lease terms ranging from three to eight years, although the terms and conditions of our leases can vary significantly from lease to lease.

Long-lived Assets

The Company reviews long-lived assets with finite lives for impairment upon the occurrence of certain events or circumstances that indicate the related amounts may be impaired. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate comparable with the risks associated with the recovery of the asset. The Company amortizes intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. Based on its analysis, the Company determined that as of December 31, 2022 and 2021, there was no impairment of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s services will continue which could result in impairment related to the Company’s long-lived assets.

Nogin, Inc.

Notes to Consolidated Financial Statements

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of an asset is less than its carrying value and if so, the Company will perform a quantitative test. The Company compared the carrying value of the indefinite-lived asset to its estimated fair value and if the fair value is determined to be less than the carrying value, the Company will recognize an impairment for the difference. There was no impairment recorded at December 31, 2022.

Investment in Unconsolidated Affiliates

Investments for which the Company can exercise significant influence but does not have control are accounted for under the equity method unless the Company elects the fair value option of accounting. During fiscal year 2022, the Company had two joint ventures, ModCloth Partners LLC (“ModCloth”) and IPCO Holdings, LLC (“IPCO”), both of which the Company owns 50% and has elected the fair value option of accounting. Changes in the fair value of the joint ventures, which are inclusive of equity in income, are recorded as changes in fair value of unconsolidated affiliates in the consolidated statements of operations during the periods such changes occur. Modcloth's remaining 50% interest was acquired in a step-acquisition on December 1, 2022 by the Company.

The joint ventures were determined to be variable interest entities as the equity investment at risk is not sufficient to permit the joint ventures to finance its activities without additional subordinated financial support. The Company has determined that it is not the primary beneficiary as the Company does not have the ability to direct the most significant activities of the joint ventures. The Company’s maximum exposure to loss as a result of its investments in the joint ventures is equal to its carrying value of the investment, assuming no future capital funding requirements. The Company has recorded its 50% equity interest in the joint ventures as investments in unconsolidated affiliates under the fair value option of accounting due to its significant influence.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

Income Taxes

The Company is subject to federal and state corporate income taxes on its taxable income. The Company accounts for income taxes using the asset and liability method on a legal entity and jurisdictional basis, under which the Company recognizes the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company’s calculation relies on several factors, including pre-tax earnings, differences between tax laws and accounting rules, statutory tax rates, tax credits, uncertain tax positions, and valuation allowances. The Company uses judgment and estimates in evaluating its tax positions. Valuation allowances are established when, in the Company’s judgment, it is more likely than not that the Company’s deferred tax assets will not be realized based on all available evidence. Deferred income taxes are provided on a liability method whereby deferred income tax assets are recognized for deductible temporary differences and tax credit carryforwards and deferred income tax liabilities are recognized for taxable temporary differences. Deferred income tax assets, when applicable, are reduced by a valuation allowance when, in the opinion of management, it is probable that some portion or all of the deferred tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Nogin, Inc.

Notes to Consolidated Financial Statements

The major component comprising deferred income tax assets and liabilities is net operating loss.

The guidance requires that the Company determine whether the benefits of tax positions are “more likely than not” of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. Additionally, the interpretation provides guidance on derecognition, classification, interest and penalties, disclosures, and transition. As of December 31, 2022 and 2021, the Company had no accruals for potential losses related to uncertain tax positions. The Company is subject to routine audits by taxing jurisdictions. The Company’s tax returns are subject to examination by U.S. Federal, state and foreign taxing jurisdictions. The Company regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years. The Company recognizes tax benefits from uncertain tax positions only if (based on the technical merits of the position) it is more likely than not that the tax positions will be sustained on examination by the tax authority. The Company adjusts these tax liabilities, including related interest and penalties, based on the current facts and circumstances. The Company reports tax-related interest and penalties as a component of income tax expense. The Company’s December 31, 2018 and 2017 tax returns were audited by the IRS and cleared in 2022 without penalties.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

Revenue Recognition

Revenue is accounted for using FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

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

The reserve for returns as of December 31, 2022 and 2021, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of period	$1,839	$598
Additions to reserve	2,069	1,559
Deductions from reserve	(2,494)	(318)
Balance at end of period	$1,414	$1,839

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

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net revenue in the consolidated statements of operations.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers' inventory or any credit risks relating to the products sold.

Product sales

Under certain licensee agreements, the Company is the owner of inventory and reseller of record. As a result, the Company is the principal in sales to end customers and records these revenues on a gross basis at a point in time.

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

Due to Clients

Due to clients consists of amounts payable to clients pertaining to the client’s last month pro rata share of revenue earned and collected by the Company, less any returns and any expenses incurred by the Company on behalf of the clients. In most cases, the Company acts as the merchant and seller of record and thus directly collects the funds from sales on the online store. As such, at the end of each month, there is an amount owed to the Company’s clients net of the Company’s fees, and expenses incurred on the client’s behalf.

Fair Value Measurement

The Company applies the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.

Nogin, Inc.

Notes to Consolidated Financial Statements

The Company applies the provisions of ASC 820 to all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company defines fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

•
Level 1 - Quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
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

The carrying value of the Company’s short-term financial instruments, such as cash and cash equivalents, restricted cash, accounts receivable, notes payable, and accounts payable, approximate the fair value due to the immediate or short-term maturity of these instruments. The carrying value of the Company’s long-term debt approximates fair value as the interest rate on the Company’s secured credit facility and certain other debt has a variable component, which is reflective of the market.

Stock Incentive Plans

In January 2013, Legacy Nogin adopted the Branded Online, Inc. 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, Legacy Nogin’s board of directors was authorized to grant “incentive stock options,” within the meaning of Section 422 of the Code (“ISOs”), to employees of Legacy Nogin and its parent or subsidiary corporations, and non-qualified stock options (“NSOs”), stock appreciation rights and restricted stock to employees, directors and consultants. Legacy Nogin had granted incentive stock options and nonqualified stock options under the 2013 Plan (“Legacy Nogin Options”). Upon the Closing of the Business Combination, all outstanding Legacy Nogin Options under the 2013 Plan were automatically converted into an option to purchase shares of Common Stock (the “Converted Options”). The Converted Options have an exercise price and cover a number of shares of Common Stock that results in the Converted Options having the same (subject to rounding) intrinsic value as the outstanding Legacy Nogin Options and generally have the same terms and conditions as the corresponding Legacy Nogin Options.

The Nogin, Inc. 2022 Incentive Award Plan (the “2022 Plan”) was approved by our stockholders and became effective on the Closing Date. The 2022 Plan provides for the grant of stock options, including ISOs and NSOs, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. The 2022 Plan has a term of ten years.

The Company accounts for its employee stock-based compensation awards in accordance with Accounting Standards Codification (ASC) Topic 718, Compensation - Stock Compensation. For stock-based awards, the Company measures compensation cost at fair value on the date of grant and recognizes compensation expense on a straight-line basis over the requisite service period during which the awards are expected to vest. Awards with a graded vesting schedule are amortized over the requisite service period for the entire award. The Company estimates grant-date fair value of its stock options using the Black-Scholes option pricing model.

Preferred Stock

The Company’s preferred stock is comprised of Series A convertible redeemable preferred stock and Series B convertible redeemable preferred stock. The preferred stock is classified as mezzanine equity on the balance sheets

Nogin, Inc.

Notes to Consolidated Financial Statements

because they are redeemable at the option of the Series A and Series B preferred stockholders. The preferred stock is recorded at fair value on the date of issuance and has been adjusted to the greater of their carrying value or redemption value as of December 31, 2021.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. The updated guidance is effective for annual periods beginning after December 15, 2022 and interim periods with fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact the adoption of this standard will have on the financial statements.

In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which improves Convertible Instruments and Contracts in an Entity’s Own Equity and is expected to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it.

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

3.
PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2022 and December 31, 2021, consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Furniture and equipment	$2,406	$2,160
Leasehold improvements	572	536
Property and equipment, gross	2,978	2,696
Less accumulated depreciation	(1,383)	(907)
Property and equipment, net	$1,595	$1,789

Depreciation expense for property and equipment for the twelve months ended December 31, 2022 and 2021 was $545 thousand and $481 thousand, respectively.

4.
GOODWILL AND INTANGIBLE ASSETS

In connection with the Modcloth acquisition (Note 15), the Company recorded $6.7 million of goodwill.

The Company entered into a three-year master service agreement with a new customer for a $2.0 million contract acquisition fee on July 16, 2018. The agreement resulted in the acquisition of nine new contracts with different companies and brands. The cost is amortized over a three-year period, which ended in 2021.

In connection with the Betabrand and Modcloth acquisitions (Note 15), the Company’s amortization expense for capitalized software for the twelve months ended December 31, 2022 and 2021 was $224 thousand and $44 thousand, respectively.

Nogin, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2022 and December 31, 2021, intangible assets consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Contract acquisition cost	$2,000	$2,000
Software	1,166	1,174
Trade Name	4,617	—
	7,783	3,174
Less: Accumulated amortization	(2,290)	(2,062)
Intangible assets-net	$5,493	$1,112

5.
INVESTMENT IN UNCONSOLIDATED AFFILIATES

On April 6, 2021, the Company and Tiger Capital Group, LLC (“Tiger Capital”) formed a joint venture, Modcloth Partners, LLC (“Modcloth”). The Company and Tiger Capital each contributed $1.5 million into Modcloth and the Company owned 50% of the outstanding membership units. Tiger Capital provided the financing for the inventory, while the Company entered into a Master Services Agreement (“MSA”) with Modcloth to provide the e-commerce services (see Note 16). The Company accounted for its investment in ModCloth under the fair value option of accounting.

On December 1, 2022, Tiger Capital assigned its interest in Modcloth to the Company for $1.5 million, at which point Modcloth became a wholly-owned subsidiary of the Company. In addition, the Company paid the remaining balance of approximately $1 million on the inventory financing arrangement between Modcloth and Tiger Capital (Note 15).

As of December 31, 2021, the investment balance related to ModCloth was $6.4 million, and was included in investment in unconsolidated affiliates on the consolidated balance sheets. For the twelve months ended December 31, 2022, the Company recorded a decrease in fair value adjustment related to its ModCloth investment of $4.5 million included in changes in fair value of unconsolidated affiliates on the consolidated statements of operations.

On December 31, 2021, the Company and CFL Delaware, Inc. (“CFL”) formed a joint venture, IPCO, whereby Nogin contributed certain assets acquired from the BTB (ABC), LLC (“Betabrand”) acquisition (see Note 15) and entered into a MSA with IPCO to provide certain e-commerce services, marketing, photography, customer service and merchant credit card monitor fraud services (Note 16). Also, CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company accounts for its investment in IPCO under the fair value option of accounting. As of December 31, 2022 and December 31, 2021, the investment balance related to IPCO was $7.4 million and $7.1 million, respectively, and was included in investment in unconsolidated affiliates on the consolidated balance sheets. For the twelve months ended December 31, 2022, the Company recorded $1.6 million to other income, net related to the settlement of deferred revenue related to sale of finished inventory to IPCO. In addition, the Company recorded a fair value adjustment related to its IPCO investment of $271 thousand included in changes in fair value of unconsolidated affiliates on the consolidated statement of operations for the twelve months ended December 31, 2022.

Nogin, Inc.

Notes to Consolidated Financial Statements

The following table presents summarized financial information for the joint ventures for the twelve months ended December 31, 2022 and December 31, 2021 (in thousands):

	IPCO
	For the Twelve Months Ended December 31,
	2022
Net revenue	$24,666
Gross margin	18,299
Net loss	(2,661)

	IPCO
	December 31, 2022	December 31, 2021
Current assets	$4,254	$2,596
Long term assets	5,509	6,130
Current liabilities	6,142	1,699
Long term liabilities	1,032	—

The Company’s ModCloth and IPCO investments are Level 3 fair value measurements. The Company utilized the following valuation methods to conclude on the fair value as of December 31, 2022:

- Discounted Cash Flow – The key unobservable input utilized was a discount rate of 21.8% for Modcloth and 18.2% for IPCO.

- Guideline Public Company Method – The Company utilized a revenue multiple of 0.7x for Modcloth and 0.5x for IPCO on current period forecasted revenues. The revenue multiple was derived from public peers of the Company.

- Guideline Transaction Method – The Company utilized a revenue multiple of 0.7x for Modcloth and 0.4x for IPCO on current period forecasted revenues. The revenue multiple was derived from public transactions in which the target companies were similar to the Company.

The following table summarizes the changes in the IPCO investment Level 3 fair value measurement (in thousands):

IPCO
Balance as of December 31, 2021	$7,133
Change in fair value	271
Balance as of December 31, 2022	$7,404

6.
CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other current liabilities as of December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred revenue	$5,058	$4,524
Business Combination consideration payable	5,000	—
Accrued interest	1,622	—
Payroll and other employee costs	1,300	2,196
Sales tax payable	1,191	1,113
Accrued transaction costs	840	1,750
Inventory accrual	503	1,126
Deferred rent	—	1,573
Other accrued expenses and current liabilities	2,312	1,736
Total	$17,826	$14,018

Nogin, Inc.

Notes to Consolidated Financial Statements

Other long-term liabilities as of December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred transaction costs payable	$10,979	$—
Business Combination consideration payable	3,355	—
Deferred PIPE issuance costs payable	1,160	—
Standby agreement derivative liability	847	—
Legal settlement	621	—
PIPE principal accretion	617	—
Warrant liability	—	561
Other long-term liabilities	187	173
Total	$17,766	$734

7.
LONG-TERM DEBT

Convertible Notes and Indenture

On April 19, 2022, the Company, certain guarantors named therein (the “Notes Guarantors”) and certain investors named therein (each, a “Subscriber” and collectively, the “Subscribers”), entered into subscription agreements (each, a “PIPE Subscription Agreement” and collectively, the “PIPE Subscription Agreements”) pursuant to which the Company agreed to issue and sell to the Subscribers immediately prior to the closing of the Business Combination (i) up to an aggregate principal amount of $75.0 million of 7.00% Convertible Senior Notes due 2026 (the “Convertible Notes”) at par value of the notes and (ii) up to an aggregate of 1.5 million warrants (the “PIPE Warrants”) with each whole PIPE Warrant entitling the holder thereof to purchase one share of Common Stock

On August 26, 2022, immediately prior to the closing of the Business Combination (the “Closing”), the Company issued $65.5 million aggregate principal amount of Convertible Notes and, as contemplated by the PIPE Subscription Agreements, the Company, the Note Guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an Indenture governing the Convertible Notes (the “Indenture”). The Convertible Notes were offered in a private placement under the Securities Act, pursuant to the PIPE Subscription Agreements. The Convertible Notes will mature on September 1, 2026 (the “Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms, and will accrue interest at a rate of 7.00% per annum, payable in cash. The Convertible Notes may be converted at any time (in whole or in part) into shares of Common Stock, at the option of the holder of such Convertible Note, based on the applicable conversion rate at such time. The initial conversion price is approximately $11.50 per share of Common Stock, based on an initial conversion rate of 86.9565 shares of Common Stock per $1,000 principal amount of Convertible Notes. For conversions with a conversion date on or after the first anniversary of the closing of the Transactions and prior to the regular record date immediately preceding the Maturity Date, the conversion consideration will also include an interest make-whole payment equal to the remaining scheduled payments of interest on the Convertible Note being converted through the Maturity Date. The Company will be able to elect to make such interest make-whole payment in cash or in Common Stock, subject to certain conditions. The conversion rate is subject to adjustments set forth in the Indenture, including conversion rate resets (x) on August 27, 2023, September 26, 2023 and September 26, 2024 and (y) following the consummation of certain equity and equity-linked offerings by the Company and sales of certain equity and equity-linked securities by certain shareholders of the Company. On August 27, 2023, the conversion rate will reset to the greater of (i) the then-current conversion rate and (ii) if the Standby Capital VWAP Sale Price (as defined below) is less than or equal to $7.50, the quotient of (x) $1,000 and (y) the volume weighted average sale price of shares of Common Stock sold under the Standby Agreement (as defined below) (the “Standby Capital VWAP Sale Price”). As of December 31, 2022, the Standby Capital VWAP Sale Price was $2.02.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

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

If the Company does not have an effective registration statement on file with the SEC within 90 days of the Closing Date, registering the underlying shares issuable upon conversion of the Convertible Notes, or fails to maintain the effectiveness of such registration statement, then additional interest would accrue on the outstanding principal of the Convertible Notes at a rate of (a) 0.25% per annum for the first 90 days commencing on the first business day following a ten business day grace period and (b) 0.50% per annum thereafter, in each case, until the Company cures the lapse of effectiveness. The Company accounts for such additional interest in accordance with ASC subtopic 825-20, Registration Payment Arrangements (“ASC 825-20”). ASC 825-20 specifies that the contingent obligation to make future payments under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20, Loss Contingencies. The registration statement was declared effective on November 14, 2022.

The Company elected to account for the Convertible Notes under the fair value option of accounting upon issuance of the Convertible Notes. At issuance the Company recognized the fair value of the Convertible Notes of $65.1 million with the remaining $0.4 million of proceeds received allocated to the PIPE Warrants. As of December 31, 2022, the fair value of the Convertible Notes was $62.5 million, of which $1.6 million, representing accrued interest, is included in accrued expenses and other current liabilities on the consolidated balance sheets. The loss on the increase in fair value of the Convertible Notes during the twelve months ended December 31, 2022 was $4.3 million of which $1.6 million is included in interest expense, which is recognized based on the effective interest method, and $2.7 million included in the change in fair value of convertible notes on the consolidated statements of operations.

The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a binomial lattice valuation model. The significant inputs to the valuation of the Convertible Notes at fair value are Level 3 inputs since they are not directly observable. The significant assumptions used in the model are the discount rate of 15.76%, which is based on the company's credit rating, volatility of 85.41% and 48 time-nodes.

As of December 31, 2022, there have been no interest or principal payments made on the Convertible Notes. The Company is in compliance with the minimum liquidity covenant as of December 31, 2022.

The Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023, resulting in a default. Such default for thirty (30) consecutive days of the payment on interest due constitutes an Event of Default (as defined in the Indenture). In the event the Company does not make the interest payment on or prior to March 31, 2023 and no agreement is otherwise reached with the holders of the Convertible Notes, the trustee or holders of at least 25% in principal amount of the Convertible Notes may declare the principal and any interest immediately due and payable. The Company is in active negotiations with the holders of the Convertible Notes to resolve the default.

Nogin, Inc.

Notes to Consolidated Financial Statements

Line of credit

Effective January 14, 2015, the Company entered into a Revolving Credit Agreement with a financial institution that provided maximum borrowing under a revolving loan commitment of up to $2 million, bearing an interest rate of 2% plus prime rate as published by the Wall Street Journal. Effective July 3, 2020, the Company renewed the line of credit with the financial institution through May 31, 2021 that provided maximum borrowing under a revolving loan commitment of up to $5 million. In May 2021 the maturity date was extended to June 30, 2021 and then further extended to July 31, 2021. The line was then renewed on July 21, 2021 with an expanded credit limit of $8 million, a new maturity date of June 30, 2023 and an amended per annum interest rate of the greater of 2.25% plus prime rate as published by the Wall Street Journal or 5.50%. The line of credit was repaid and closed at the closing of the Business Combination.

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

In December 2021, the Company borrowed an additional $1 million from the same financial institution, which was repaid in full on December 31, 2021. In addition, the Company borrowed an additional $5 million (“Third Tranche Notes”) that bore interest at a rate per annum of 6.25% plus the greater of 3.25% or the prime rate as published by the Wall Street Journal. The Company is required to make interest-only payments on the first of each month beginning February 1, 2022, with the full principal amount due on July 1, 2023. Upon payment in full, the Company was required to pay exit fees of $50 thousand.

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

In addition, the Company issued additional notes payable in July 2022 for proceeds of $3.0 million. Such notes payable matured on the earlier of (a) December 31, 2022 or (b) the close of the Business Combination. The amount due at maturity was $4.5 million. The Company elected to account for the additional notes payable under the fair value option of accounting.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

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

Paycheck Protection Program Loan

On April 14, 2020, the Company received loan proceeds of $2.3 million pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). The PPP Loan had a maturity date of April 22, 2022 and bore interest at a rate of 1% per annum. The balance as of December 31, 2020 of $2.3 million is included in Paycheck Protection Program loan payable on the consolidated balance sheets. On September 17, 2021, the PPP Loan was forgiven in full including accrued interest thereon. As such, the Company recorded a gain on loan forgiveness during the twelve months ended December 31, 2021 of $2.3 million included in other income in the consolidated statement of operations.

8.
WARRANTS AND DERIVATIVES

In connection with the Note Agreement, on August 11, 2021 the Company granted Legacy Liability Warrants to purchase up to 33,357 shares of common stock at a price of $0.01 per share. The Legacy Liability Warrants were exercisable at any time through the tenth anniversary from the date of grant. The Legacy Liability Warrants had customary anti-dilution provisions for stock splits, stock dividends and recapitalizations of the Company’s common stock. In addition, in connection with issuance of the additional notes payable in July 2022, the Company granted additional Legacy Liability Warrants to purchase up to 13,343 shares of Common Stock that had a fair value of $428 thousand at issuance. The Legacy Liability Warrants had been determined to be liability classified as the exercise price may be reduced and result in the issuance of additional shares in connection with the sale of the Company if such Legacy Liability Warrants are not assumed. The Legacy Liability Warrants were initially recorded at fair value with a corresponding debt discount (Note 7) at grant date and are subsequently remeasured to fair value each reporting period. The Company recorded a fair value loss on the Legacy Liability Warrants of $717 thousand for the twelve months ended December 31, 2022, respectively, which is included in other (loss) income, net on the consolidated statements of operations. The Company did not recognize a change in fair value on the Legacy Liability Warrants during the twelve months ended December 31, 2021. The fair value of the warrant liability as of December 31, 2021 was $561 thousand, and is included in other long-term liabilities in the consolidated balance sheets. The Legacy Liability Warrants were settled in connection with the closing of the Business Combination.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the changes in the warrant liability included in other long-term liabilities that were issued in connection with the Note Agreement (in thousands):

Warrant Liability
Balance as of December 31, 2021	$561
Legacy Liability Warrants issued	428
Change in fair value	717
Settlement of warrant liability in common stock	(1,706)
Balance as of December 31, 2022	$—

Restricted Stock Units

The Company did not grant any RSUs under the 2022 plan as of December 31, 2022. The RSUs would be issued upon vesting. The RSUs vest over a period of one to three years and are expected to be settled in shares upon vesting. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. There were no unrecognized stock-based compensation expense related to the unvested RSUs as of December 31, 2022.

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

Other Warrants

The Company had also granted Legacy Equity Warrants in 2017 and 2018 to purchase 100,000 shares of common stock at a price of $0.96 per share. 75,000 of such warrants were set to expire on January 12, 2027 and the remaining 25,000 were set to expire on July 20, 2028. The Legacy Equity Warrants were fully vested and exercisable at the Holder’s option at any time. Any shares not exercised at time of an acquisition would have automatically been deemed to be cashless exercised. Under the applicable accounting literature, these warrants meet the criteria to be classified as permanent equity within the equity section of the consolidated balance sheet. These warrants were settled in connection with the closing of the Business Combination.

In addition, in connection with the Promissory Notes, the Company issued the Promissory Note Warrants to purchase up to 31,024 shares of common stock of the Company at an exercise price of $0.01 per share. The Promissory Note Warrants are fully vested and exercisable at the Holder’s option at any time. Under the applicable accounting literature, these warrants meet the criteria to be classified as permanent equity within the equity section of the consolidated balance sheet. These warrants were settled in connection with the closing of the Business Combination.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

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

The Company concluded the Standby Agreement would be accounted for as a derivative in its entirety in accordance with ASC 815-10, and the structured payments within the Subscription Agreement was considered an embedded feature in the Subscription Agreement that met the definition of a derivative and required bifurcation from the Subscription Agreement, as it is not clearly and closely related to the Subscription Agreement and would be accounted for in accordance with ASC 815-10 (together the “Standby Agreement Derivative"). The Standby Agreement Derivative was not entered in to for hedging purposes. The Company accounted for the Standby Agreement Derivative acquired at fair value upon the closing of the Business Combination. The Company will continue to account for the Standby Agreement Derivative at fair value each reporting period in accordance with ASC 815-10.

The Company engaged a third-party valuation specialist to assist with the fair value assessment. The acquisition date fair value at the closing of the Business Combination was $2.0 million. The fair value as of December 31, 2022 of the Standby Agreement Derivative liability is $0.8 million and is recognized in other long-term liabilities on the consolidated balance sheets. The change in fair value of the Standby Agreement Derivative liability for the twelve months ended December 31, 2022 of $1.1 million is recorded in change in fair value of derivatives on the consolidated statements of operations.

9.
FAIR VALUE MEASUREMENTS

The Company applies the provisions of FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.

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

Nogin, Inc.

Notes to Consolidated Financial Statements

The carrying value of the Company’s short-term financial instruments, such as cash, restricted cash, accounts receivable, notes payable, and accounts payable, approximate the fair value due to the immediate or short-term maturity of these instruments. As of December 31, 2022, the Company no longer has recurring measurements for warrant liability. Further, the Company has elected to apply the fair value option of accounting for its Convertible Notes and equity investments in unconsolidated affiliates. The Company is required to present the fair value of the Standby Agreement derivative liability each reporting period. The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	December 31, 2022	December 31, 2021
Warrant liability (Level 3) - Note 8	$—	$561
Investment in unconsolidated affiliates (Level 3) - Note 5	7,404	13,570
Convertible Note (Level 3) - Note 7	60,852	—
Standby Agreement derivative liability (Level 3)- Note 8	847	—
Non-current Business Combination Cash Consideration (Level 3)	3,355	—

Deferred Business Combination cash consideration

In connection the Business Combination, Legacy Nogin equityholders elected to receive $15.0 million of the merger consideration in cash. In order to meet conditions to close the Transactions, the Company paid $4.1 million of the $15.0 million cash consideration at the Closing Date. Of the $10.9 million in deferred cash consideration, $5.0 million is payable, subject to certain conditions, on February 21, 2023, and is included in accrued expenses and other current liabilities as of December 31, 2022 on the consolidated balance sheets (the “Current Cash Consideration”). The remaining $5.9 million (the “Non-current Cash Consideration”) is payable, subject to certain conditions, on the earlier of (a) the date on which the Company completes a primary offering of equity securities that generates gross proceeds to the Company equal to or in excess of $15.0 million and (b) November 25, 2026. In the event the conditions to paying cash consideration are not met and cash consideration remains unpaid as of November 25, 2026, the unpaid cash consideration will be settled in shares of the Company’s common stock with the number of shares issued determined based on the quotient of unpaid cash consideration divided by the 10-day volume weighted average trading price of the Company’s common stock on NASDAQ. The Company elected to account for the Non-current Cash Consideration of $5.9 million under the fair value option of accounting under ASC 825-10. At the Closing Date, the fair value of the Non-current Cash Consideration was $4.2 million. In connection with the reverse recapitalization, the cash consideration would be akin to a distribution of capital. As a result, the Company recorded the fair value of the distribution at the Closing Date of $13.3 million, which included the $4.1 million paid at the Closing Date, $5.0 million Current Cash Consideration and $4.2 million Non-current Cash Consideration, against accumulated deficit. As of December 31, 2022, the fair value of the Non-current Cash Consideration was $3.4 million which is included in other long-term liabilities on the consolidated balance sheets. The change in fair value from the Closing Date for the twelve months ended December 31, 2022 of $0.8 million is included in other (loss) income, net on the consolidated statements of operations.

The significant inputs to the valuation of the deferred cash consideration at fair value are Level 3 inputs since they are not directly observable. The Company primarily used a discounted cash flow method to value the deferred cash consideration, based on the expected future payment discounted to present value. The significant input is the discount rate of 15.76% which is based on the Company’s credit rating.

Nogin, Inc.

Notes to Consolidated Financial Statements

10.
INCOME TAXES

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following (in thousands):

	For the Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	1
Total	—	1
Deferred:
Federal	(273)	371
State	(507)	803
Total	$(780)	$1,174
Income tax (benefit) expense	$(780)	$1,175

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

	For the Year Ended December 31,
	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.8%	57.2%
PPP Loan	0.0%	(42.9)%
Return to provision	0.0%	10.5%
Transaction costs	1.2%	—%
Other adjustments	0.1%	1.8%
Change in valuation allowance	-21.6%	58.3%
Effective tax rate	1.5%	105.9%

The tax effects of significant items comprising the Company’s deferred taxes as of December 31, 2022 and 2021 are as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss and other tax attributes carryforwards	17,041	4,950
Accrued expenses	150	343
163(j) interest limitation	2,489	166
Amortization	1,433	58
Transaction costs	2,108	—
Lease liabilities	5,886	—
Other deferred tax assets	735	231
	29,842	5,748
Deferred Tax Liabilities:
Depreciation	(66)	(73)
Unrealized gain (loss) on joint venture	(998)	(2,541)
Right of use assets	(5,239)	—
Debt	(696)	—
Other deferred tax liabilities	—	(26)
	(6,999)	(2,640)
Valuation allowance	(23,237)	(4,282)
Net deferred tax liability	(394)	(1,174)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is

Nogin, Inc.

Notes to Consolidated Financial Statements

dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, the Company recorded a valuation allowance against the Federal and State deferred tax assets of $21.6 million.

As of December 31, 2022, the Company has federal net operating loss (“NOL”) of approximately $52.2 million and state NOL of $68.7, which begin to expire in 2033. As of December 31, 2021, the Company has federal NOL of approximately $17.5 million and state NOL of $18.1, which begin to expire in 2031.

Utilization of the net operating loss and research tax credit carryforwards are subject to an annual limitation based on changes in ownership, as defined by Section 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company has not completed a study to assess NOL’s under IRC Section 382. The Company will perform an analysis when the Company reaches a position of taxable income requiring the use of NOL carryforwards.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The company is not currently under any audits.

As of December 31, 2022 and 2021, the Company had no uncertain tax positions or potential losses related to uncertain tax positions.

11.
PREFERRED STOCK

The Company previously issued two series of preferred stock (Series A and Series B). Information related to these issuances of stock is as follows:

Series A convertible redeemable preferred stock (“Series A”)

On May 14, 2014, 2,042,483 Series A shares were issued, with a par value of $0.0001 per share, in exchange for $3.1 million.

Series B convertible redeemable preferred stock (“Series B”)

On June 2, 2017, 1,459,462 Series B shares were issued, with a par value of $0.0001 per share, in exchange for $4.3 million.

Redemption

At the election of the Series A preferred stockholders at any time following March 31, 2018, the Company could be required to redeem the Series A preferred stock at a redemption price equal to $2.295 per share plus any accrued and unpaid dividends and to structure the redemption payments as equal installments paid quarterly over a 24- month period. Series A preferred stockholders had certain defined registration rights outlined in the Series A Preferred Stock Purchase Agreement executed in May 2014.

At the election of the Series B preferred stockholders at any time following March 31, 2020, the Company could be required to redeem the Series B preferred stock at a redemption price equal to $4.45335 per share plus any accrued and unpaid dividends and to structure the redemption payments as equal installments paid quarterly over a 24-month period.

Conversion

The Series A and Series B preferred stock were convertible to common stock at the election of a majority of the preferred shareholders or via automatic conversion upon the occurrence of a firm initial public offering, as defined in the stock purchase agreement. The Series A and Series B preferred stock could be converted to equal number of shares of common stock. The conversion rate was subjected to adjustments for stock dividends, stock splits and other such equity transactions.

Voting

Each Series A and Series B preferred stockholder was entitled to the number of votes equal to the number of shares of common stock into which such preferred shares of Series B and Series A could be converted immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent and had voting rights and powers equal to the voting rights and powers of the common stockholders and were entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company.

Nogin, Inc.

Notes to Consolidated Financial Statements

Liquidation

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (a “Liquidation Event”) or any asset transfer or acquisition, before any distribution or payment was made to the holders of any Series A preferred stock or the holders of any common stock, the holders of Series B preferred stock were entitled to be paid out of the assets of the Company legally available for distribution for each share of Series B preferred stock held by them, an amount per share of Series B preferred stock equal to the greater of (i) two times (2x) the Series B Original Issue Price ($2.9689) plus all declared and unpaid dividends on the Series B preferred stock, and (ii) such amount per share that was payable when all shares of Series B preferred stock were converted into shares of common stock immediately prior to such Liquidation Event or such asset transfer or acquisition. As of December 31, 2021 and 2020, the holders of the shares of Series B preferred stock were entitled to a liquidation preference of approximately $8.7 million in the event of any liquidation, dissolution or winding up of the Company as of such year end.

Upon any Liquidation Event, before any distribution or payment was made to the holders of any common stock, the holders of Series A preferred stock were entitled to be paid out of the assets of the Company legally available for distribution for each share of Series A preferred stock held by them, an amount per share of Series A preferred stock equal to two times (2x) the Original Issue Price of $1.53, plus all declared and unpaid dividends on the Series preferred stock.

As of December 31, 2021 and 2020, the holders of the shares of Series A preferred stock were entitled to a liquidation preference of approximately $6.3 million in the event of any liquidation, dissolution or winding up of the Company as of such year end.

After the payment of the full liquidation preferences of the Series A preferred stock, the remaining assets of the Company legally available for distribution, if any, shall be distributed ratably to the holders of the common stock.

Dividend Rights

So long as any preferred shares of Series B and Series A were outstanding, the Company could not pay or declare any dividend, whether in cash or property, or make any other distribution on the common stock, or purchase, redeem or otherwise acquire for value any shares of common stock, except for: (i) acquisitions of common stock by the Company pursuant to agreements that permit the Company to repurchase such shares at cost (or the lesser of cost or fair market value) upon termination of services to the Company; (ii) acquisitions of common stock in exercise of the Company’s right of first refusal to repurchase such shares; or (iii) distributions to holders of common stock in accordance with Sections 3 and 4 of the Company’s third amended and restated certificate of incorporation. In the event dividends were paid on any share of Common Stock, the Company could pay an additional dividend on all outstanding shares of Series Preferred in a per share amount equal (on an as-if-converted to Common Stock basis) to the amount paid or set aside for each share of Common Stock. Such dividends were payable only when, as and if declared by the board of directors of the Company. Upon the closing of the Business Combination, the outstanding shares of preferred stock were converted into shares of common stock of the post combination company at an exchange ratio of 4.34.

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

Subsequent to the Business Combination, the Company is authorized to issue 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2022.

12.
COMMON STOCK

Holders of common stock are entitled to one vote per share and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to common stockholders. The holders of common stock have no preemptive or other subscription rights, and there is no redemption or sinking fund provisions with respect to such shares.

Common stock is subordinate to the preferred stock with respect to rights upon liquidation of the Company.

Nogin, Inc.

Notes to Consolidated Financial Statements

13.
STOCK COMPENSATION PLAN

In 2013, Legacy Nogin adopted the 2013 Plan pursuant to which the Legacy Nogin was authorized to issue stock options or nonvested shares to officers and key employees in an amount up to 2,655,391 shares of its common stock. In connection with the Business Combination, the Company adopted the 2022 Plan, which became effective on the Closing Date. The aggregate number of shares of the Company’s common stock available for issuance under the 2022 Plan is equal to (i) 5,102,948 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2023, equal to the lesser of (A) 15% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors. Following the effectiveness of the 2022 Plan, the Company will not grant additional awards under the 2013 Plan.

At December 31, 2022 and 2021, there were 1,180,570 and 1,804,479 shares available respectively, for grant under the Company's stock incentive plans.

Stock Options

Stock options have been granted under the 2013 Plan. Such options have a 10-year term and generally vest ratably over a period of four years. Summary information related to stock options outstanding as of December 31, 2022 and 2021 is as follows:

Outstanding Stock Options
Outstanding at January 1, 2021	959,413
Granted	—
Exercised	—
Forfeited / Terminated	(108,501)
Outstanding at December 31, 2021	850,912
Granted	1,746,470
Exercised	(199,148)
Forfeited / Terminated	(923,413)
Outstanding at December 31, 2022	1,474,821

The weighted average exercise price of the outstanding options was $12.77 and $2.85 per share as of December 31, 2022 and 2021, respectively, 933,208 and 709,356, respectively, of which are fully vested and exercisable as of December 31, 2022 and 2021, respectively.

The Company recognized $130 thousand and $52 thousand in stock compensation expense for the year ending December 31, 2022 and 2021, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. At the time of grant of the options, shares were not publicly traded and were rarely traded privately. As a result, expected volatility was computed based on the historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield to curve in effect at the time of grant.

The Company has no history or expectations of paying dividends on its common stock.

The following table summarizes the assumptions used in the calculation of the fair market value for awards granted during the year ended December 31, 2022:

Valuations assumptions

Expected dividend yield	—%
Expected volatility	55%
Expected term (years)	6
Risk-free interest rate	1.9%

Nogin, Inc.

Notes to Consolidated Financial Statements

14.
RETIREMENT PLAN

The Company sponsors a defined contribution retirement plan (the “Plan”) under the provisions of section 401(k) of the Internal Revenue Code for the benefit of substantially all employees. The Company does not match contributions to the Plan.

15.
ACQUISITIONS

On December 2, 2021, the Company acquired the assets of Betabrand through a credit bid of $7.0 million on Betabrand’s outstanding indebtedness. The Company engaged a third-party valuation specialist to assist with the purchase price valuation, which resulted in goodwill of $3.1 million. The following table summarizes the finalized fair value of the assets and assumed liabilities (in thousands):

As of December 2, 2021
Acquired assets
Inventory	$2,408
Other current assets	741
Property and equipment	26
Internal-use software and website	348
Intangible assets
Customer relationships	2,538
Developed technology	748
Trade name	438
Security Deposits	19
Total identifiable assets	$7,266
Liabilities assumed
Accounts payable	$151
Deferred revenue	3,224
Total liabilities	$3,375

On December 31, 2021, the Company and CFL entered into a Limited Liability Operating Agreement (the “LLC Agreement”), whereby Nogin contributed certain assets acquired from the Betabrand acquisition and entered into a MSA with IPCO to provide certain e-commerce services, marketing, photography, customer service and merchant credit card monitor fraud services; and CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company and CFL each received fifty percent ownership.

Prior to December 1, 2022, the Company owned a 50% equity interest in a joint venture, ModCloth Partners, LLC. (“Modcloth”), which was accounted for under the fair value option of accounting. On December 1, 2022, the Company acquired the remaining 50% equity interest in Modcloth (the “Modcloth Acquisition”) from Tiger Capital Group, LLC (“Tiger Capital”), pursuant to Tiger Capital’s exercise of their put option to require the Company to purchase all of Tiger Capital’s equity interest for $1.5 million in cash. As a result of the Modcloth Acquisition, Modcloth is now a wholly owned consolidated subsidiary of the Company.

Total purchase consideration in connection with the Modcloth Acquisition was $6.9 million, including $1.5 million in cash and $5.4 million for the settlement of a preexisting relationship. Under the terms of the Modcloth Tiger Assignment (“Equity Assignment Agreement”), control of Modcloth transferred to the Company on December 1, 2022 (the “Acquisition Date”). Cash consideration was funded with cash previously recorded as restricted cash in our consolidated balance sheets as of December 31, 2022. We did not incur material fees and expenses in connection with the Modcloth Acquisition.

Prior to the closing of the Modcloth Acquisition, the Company accounted for the existing 50% equity interest in Modcloth using the fair value option of accounting. As of September 30, 2022 the Company’s investment in Modcloth had a fair value and carrying value of $4.5 million. The Company accounted for the acquisition of the remaining 50% equity interest in Modcloth as a step acquisition, which required remeasurement of the Company’s existing 50% ownership interest in Modcloth to fair value as of December 1, 2022. The Company utilized weighted discounted cash flow, guideline public company and comparable market transaction valuation approaches to determine the fair value of the existing equity interest. This resulted in a fair value of $1.92 million and the

Nogin, Inc.

Notes to Consolidated Financial Statements

recognition of a loss of $2.58 million, which was included in Change in fair value of unconsolidated affiliates on the consolidated statements of operations.

The Modcloth Acquisition was accounted for as a business combination by applying the acquisition method of accounting pursuant to ASC Topic 805, “Business Combinations”.

The following table summarizes the purchase price consideration in connection with the Modcloth Acquisition as of December 1, 2022 (amounts in thousands):

Total cash consideration	$1,500
Settlement of pre-existing relationship (a)	5,415
Total consideration	6,915
Fair value of previously held equity interest	1,920
Total	8,835

(a)Effective settlement of pre-existing accounts receivable of $5.4 million for services provided to Modcloth under the Company’s Master Services Agreement with Modcloth and additional operational funding provided by the Company to Modcloth. The $5.4 million accounts receivable balance as of the acquisition date was based on the Company’s estimate of the amount that will ultimately be collected from Modcloth.

The following table summarizes the preliminary fair values of the assets acquired, liabilities assumed and resulting goodwill in the Modcloth Acquisition as of December 1, 2022 (amounts in thousands):

As of December 1, 2022
Acquired assets
Cash	$3
Accounts receivable, net	25
Inventory	4,787
Prepaid expenses and other current assets	30
Property and equipment, net	108
Right-of-use asset, net	895
Other non-current asset	80
Intangible assets, net	4,610
Goodwill	6,748
Total acquired assets	$17,286
Liabilities assumed
Accounts payable	$5,544
Accrued expenses and other liabilities	2,908
Total liabilities assumed	$8,452

The fair value of Modcloths’s identifiable intangible assets and useful lives are as follows (amounts in thousands, except years):

	Fair Value	Useful Life (Years)
Trade name	4,610	10
Total identifiable intangible assets	$4,610

Fair value measurement methodology used to estimate the fair value of the trade name is based on the relief from royalty method, which estimates the value of the trade names based on the hypothetical royalty payments that are saved by owning the asset. Some of the more significant assumptions inherent in the development of intangible asset fair values, from the perspective of a market participant, include, but are not limited to (i) the amount and timing of projected future cash flows (including revenue and expenses), (ii) the discount rate selected to measure the risks inherent in the future cash flows, and (iii) the assessment of the asset’s life cycle.

The goodwill of $6.7 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recorded is not deductible for income tax purposes.

Nogin, Inc.

Notes to Consolidated Financial Statements

The amounts of revenue and loss from operations of Modcloth included in the Company’s Consolidated Statements of Operations from the Modcloth Acquisition Date to December 31, 2022 are not considered material.
16.
RELATED PARTY TRANSACTIONS

The Company provides services to its joint ventures, ModCloth and IPCO under Master Services agreements (“MSA”), which were entered into on April 25, 2021 and December 31, 2021, respectively.

Prior to December 1, 2022, the Company owned a 50% equity interest in a joint venture, ModCloth Partners, LLC. (“Modcloth”), which was accounted for under the fair value option of accounting. On December 1, 2022, the Company acquired the remaining 50% equity interest in Modcloth (the “Modcloth Acquisition”) from Tiger Capital Group, LLC (“Tiger Capital”), pursuant to Tiger Capital’s exercise of their put option to require the Company to purchase all of Tiger Capital’s equity interest for $1.5 million in cash. As a result of the Modcloth Acquisition, Modcloth is now a wholly owned consolidated subsidiary of the Company, and the results of Modcloth are consolidated into the results of the company post-assignment. Sales under the MSA to ModCloth prior to the assignment were $5.5 million for the eleven months ended November 30, 2022. As of December 31, 2021, the Company had receivables from ModCloth of $7.7 million, which were included in related party receivables on the consolidated balance sheets. As of December 1, 2022, the Company had receivables from Modcloth of approximately $9.0 million. Approximately $3.6 million of these receivables were written off and the remaining $5.4 million was accounted for as consideration as part of the acquisition.

Sales under the MSA to IPCO were $6.9 million for the twelve months ended December 31, 2022. In addition, the Company sold inventory to IPCO for $0.6 million during the first quarter of 2022, which such amount is included in net revenue to related parties in the consolidated statement of operations. As of December 31, 2022, the Company had payables to IPCO of $1.0 million, which was included in related party payables on the consolidated balance sheets.

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

One of the Company’s co-chief executive officers and his immediate family member (together, the “PIPE Related Parties”) were investors in the PIPE issuance of Convertible Notes (Note 7) for total proceeds of $1.5 million, which is included in proceeds from PIPE convertible note issuance in the consolidated statements of cash flows for the twelve months ended December 31, 2022. In addition to the $1.5 million in Convertible Notes, the PIPE Related Parties also received 32,142 equity classified Convertible Note Warrants (Note 8). As of December 31, 2022, the fair value of the Convertible Notes with the PIPE Related Parties was $1.7 million, which is included in Convertible Notes on the consolidated balance sheets. The terms of the Convertible Notes with the PIPE Related Parties are consistent with the rest of the Convertible Note holders.

17.
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

Nogin, Inc.

Notes to Consolidated Financial Statements

The following table presents a disaggregation of the Company’s revenues by revenue source for the twelve months ended December 31, 2022 and 2021 (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Commerce-as-a-Service Revenue	$23,644	$19,830
Product sales revenue	41,540	51,346
Marketing revenue	15,482	19,249
Shipping revenue	9,660	7,030
Other revenue	4,145	3,893
Total revenue	$94,471	$101,348

18.
SEGMENT REPORTING

The Company conducts business domestically and our revenue is managed on a consolidated basis. Our Chief Executive Officer, Jonathan S. Huberman, who is our Chief Operating Decision Maker, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results, and plans for levels, components, or types of products or services below the consolidated unit level. Accordingly, the Company is considered to be a single reportable segment.

All of the Company’s long-lived assets and external customers are located within the United States.

19.
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

	Twelve Months Ended December 31,
(In thousands, except share and per share amounts)	2022	2021
Numerator: Basic EPS
Net (loss) income	$(52,726)	$(65)
Less: Undistributed earnings attributable to participating securities	—	—
Net (loss) income attributable to common stockholders-basic	$(52,726)	$(65)
Denominator: Basic EPS
Weighted average shares of common stock outstanding-basic	49,041,640	39,621,946
Net (loss) income per share attributable to common stock-basic	$(1.08)	$(0.00)

	Twelve Months Ended December 31,
(In thousands, except share and per share amounts)	2022	2021
Numerator: Diluted EPS
Net income (loss) attributable to common stockholders-diluted	$(52,726)	$(65)
Denominator: Diluted EPS
Adjusted weighted average shares of common stock outstanding-basic	49,041,640	39,621,946
Dilutive potential shares of common stock:
Options to purchase shares of common stock	—	728,284
Warrants to purchase shares of common stock	—	546,049
Weighted average shares of common stock outstanding-diluted	49,041,640	40,896,279
Net income (loss) per share attributable to common stock-diluted	$(1.08)	$(0.00)

Nogin, Inc.

Notes to Consolidated Financial Statements

The Company’s potentially dilutive securities below, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive.

Weighted-average number of potentially anti-dilutive shares excluded from calculation of dilutive earnings per share

	Twelve Months Ended December 31,
	2022	2021
Series A convertible, redeemable preferred shares	5,780,137	8,864,495
Series B convertible, redeemable preferred shares	4,130,213	6,334,150
Stock-based compensation awards	2,419,681	—
Legacy Nogin Warrants	572,779	—
PIPE Warrants	485,877	—
SWAG Warrants	7,441,396	—
Shares Underlying Convertible Notes	1,981,776	—

20.
MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Significant changes in the Company’s mezzanine equity and shareholders’ deficit during the twelve months ended December 31, 2022 were as follows:

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

Subsequent to the Business Combination, the Company is authorized to issue 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2022.

21.
OPERATING LEASES

The Company has entered into lease agreements for offices and warehouses located in California and Pennsylvania.

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842, “Leases” (“ASC 842”), using the modified retrospective transition method. Accordingly, comparative period financial information was not restated for the effects of adopting ASC 842.

As of the date of adoption on January 1, 2022, the impact of ASC 842 resulted in the recognition of a right-of-use asset (“ROU asset”) and lease liability for our operating leases on our consolidated balance sheets of approximately $13.0 million and $15.1 million, respectively.

Lease liabilities were recognized based on the present value of remaining lease payments over the remaining lease term. ROU assets were recognized utilizing the lease liability as of January 1, 2022 adjusted for certain ASC 840 operating lease related balances. As the Company’s operating lease agreements do not provide a rate implicit in the lease, we discounted the remaining lease payments using an estimated incremental borrowing rate, which was based on the information available at the adoption date. Operating lease cost is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The adoption of this new guidance did not have a material net impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

Nogin, Inc.

Notes to Consolidated Financial Statements

Our operating leases primarily consist of office space, distribution centers and equipment used within our operations. Most of the leases have lease terms ranging from three to eight years, although the terms and conditions of our leases can vary significantly from lease to lease.

The following schedule represents the components of the Company’s operating lease assets as of December 31, 2022 (in thousands):

Leases	Classification	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$17,391

Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$4,367
Operating lease liabilities (non-current)	Operating lease liabilities, non-current	15,223

The following schedule represents the components of lease expense for the fiscal year ended December 31, 2022 (in thousands):

December 31, 2022
Lease Costs:
Operating lease costs	$4,576
Variable lease costs	—
Short-term lease costs	—
Sublease income	—
Total lease costs	$4,576

As of December 31, 2022, the Company’s maturity of operating lease liabilities for the next five years and thereafter are as follows (in thousands):

Operating Leases
2023	$5,580
2024	5,173
2025	5,279
2026	3,529
2027	2,222
Thereafter	899
Total lease payments	22,682
Less: imputed interest	(3,092)
Total operating lease payments	$19,590

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$3,870
Right-of-use assets obtained in exchange for new lease liabilities	$8,188
Weighted-average remaining term (in years)	4.3
Weighted-average discount rate	6.9%

Nogin, Inc.

Notes to Consolidated Financial Statements

22.
COMMITMENTS AND CONTINGENCIES

In accordance with ASC 840, the following is a schedule by years of future minimum lease payments required under the operating leases that have initial or noncancelable lease terms in excess of one year as of December 31, 2021.

Fiscal year ending December 31:
2022	$3,017
2023	1,272
2024	873
2025	900
2026	927
Thereafter	1,853
Total minimum lease payments	$8,842

In July 2018, the Company assumed the operating lease for office space of the entity with which an asset purchase agreement (APA) was executed. The monthly lease payment is $75 thousand and expires in May 2023. The future minimum lease payments are included in the table above. The Company subleased the office space to a third-party in December 2018 for approximately $87 thousand per month. The sublease agreement will expire in May 2023. The sublessee terminated the sublease arrangement in the third quarter of 2022. As such, the Company recognized a loss on the remaining rental income of $500 thousand for the twelve months ended December 31, 2022 in other expenses on the consolidated statement of operations.

Litigation

In the ordinary course of business, the Company may face various claims brought by third parties and the Company may, from time to time, make claims or take legal actions to assert its rights, including intellectual property disputes, contractual disputes, and other commercial disputes. Any of these claims could subject the Company to litigation. As of December 31, 2022, there are no claims that would cause a material impact on the consolidated financial statements.

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

These indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities in the accompanying consolidated balance sheets.

23.
SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued.

In January 2023, the Company settled a litigation case from 2021 for $800 thousand, which was included in accrued expenses, other current liabilities and other long-term liabilities as of December 31, 2022 on the consolidated balance sheets.

In March 2023, the Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023 of $2.3 million, resulting in a default. The Company is in active negotiations with the holders of the Convertible Notes to resolve the default.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this Report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S‑K in response to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Report (our “Definitive Proxy Statement”). Such responsive information is expected to be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Executive Compensation.”

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this Item 11 is incorporated herein by reference to the information under the caption "Executive Compensation" in our Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership required by Item 403 of Regulation S‑K is incorporated herein by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Definitive Proxy Statement. See also the information provided in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, Director Independence

The information required regarding certain relationships and related transactions and director independence required by Items 404 and 407(a) of Regulation S‑K is incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Proposal 1 Election of Directors” in our Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information regarding principal accountant fees and services required by Item 9(e) of Schedule 14A of the Exchange Act is incorporated herein by reference to the information under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The Consolidated Financial Statements of the Company are included in Part II, Item 8 of this Report.

(a)(2) Financial Statement Schedules.

All financial statement schedules for the Company have been included in the Consolidated Financial Statements or the related footnotes, or are either inapplicable or not required.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Report.

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of February 14, 2022, by and among Software Acquisition Group Inc. III, Nuevo Merger Sub, Inc. and Branded Online, Inc. dba Nogin.	S‑4	2.1	2/14/2022
2.2	Amendment to Agreement and Plan of Merger, dated as of April 19, 2022, by and among Software Acquisition Group Inc. III, Nuevo Merger Sub, Inc. and Branded Online, Inc. dba Nogin.	S-4	2.2	5/16/2022
2.3	Amendment to Agreement and Plan of Merger, dated as of August 26, 2022, by and among Software Acquisition Group Inc. III, Nuevo Merger Sub, Inc., Branded Online, Inc. dba Nogin, Jan Nugent and Geoff Van Haeren.	8-K	2.3	9/01/2022
3.1	Amended and Restated Certificate of Incorporation of Nogin, Inc..	8‑K	3.1	9/01/2022
3.2	Amended and Restated Bylaws of Nogin, Inc.	8‑K	3.2	6/10/2021
4.1	Specimen Common Stock Certificate.	S‑1	4.2	7/14/2021
4.2	Specimen Warrant Certificate.	S‑1	4.3	7/14/2021
4.3	Warrant Agreement, dated as of July 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8‑K	4.1	8/02/2021
4.4	Convertible Notes Indenture, dated as of August 26, 2022, by and among the Company, the guarantors named therein and U.S. Bank, National Association, as trustee.	8-K	4.4	9/01/2022
4.5	Form of 7.00% Convertible Senior Notes due 2026 (included in Exhibit 4.4).	8-K	4.5	9/01/2022
4.6	PIPE Warrant Agreement, dated as of August 26, 2022, by and among the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.6	9/01/2022
4.7	Description of the Registrant’s Securities (filed herewith).
10.1	Amended and Restated Registration Rights Agreement, dated as of August 26, 2022, by and among the Company, certain equityholders of the Company named therein and certain equityholders of Legacy Nogin named therein.	8‑K	10.1	9/01/2022
10.2	Letter Agreement, dated as of July 28, 2021, by and among the Company, its officers, its directors and Sponsor.	8-K	10.1	8/02/2021
10.3	Sponsor Support Agreement, dated as of February 14, 2022, by and among the Company, Sponsor and Legacy Nogin.	S-4	10.9	2/14/2022
10.4	Form of Convertible Note Subscription Agreement.	S-4	10.12	5/16/2022
10.5	Form of Indemnification Agreement.	S-4	10.13	7/18/2022
10.6†	Branded Online, Inc. 2013 Stock Incentive Plan.	8-K	10.6	9/01/2022
10.7†	Nogin, Inc. 2022 Incentive Award Plan.	8-K	10.7	9/01/2022

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
10.8†	Form of Stock Option Grant Notice and Stock Option Agreement under the Nogin, Inc. 2022 Incentive Award Plan.	8-K	10.8	9/01/2022
10.9†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Nogin, Inc. 2022 Incentive Award Plan.	8-K	10.9	9/01/2022
10.10	Form of Equity PIPE Subscription Agreement.	8‑K	10.10	9/01/2022
10.11	Employment Agreement, dated January 30, 2023, by and between Nogin, Inc. and Jonathan S. Huberman.	8-K	10.1	2/03/2023
10.12	Employment Agreement, dated January 30, 2023, by and between Nogin, Inc. and Shahriyar Rahmati.	8-K	10.2	2/03/2023
21.1	List of Subsidiaries of Nogin, Inc. (filed herewith).
23.1	Consent of Grant Thornton LLP. (filed herewith).
31.1	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).
101

The following financial information from Nogin, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2021, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Deficit, (iv) the Consolidated Statement of Cash Flows, and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).
*

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S‑K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

†	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOGIN, INC.
By:	/s/ Jonathan S. Huberman
Name:	Jonathan S. Huberman
Title:	Chief Executive Officer, President and Chairman of the Board
March 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jonathan S. Huberman	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 23, 2023
Jonathan S. Huberman

/s/ Shahriyar Rahmati	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2023
Shahriyar Rahmati

/s/ Geoffrey Van Haeren	Chief Technology Officer and Director	March 23, 2023
Geoffrey Van Haeren

/s/ Wilhelmina Fader	Director	March 23, 2023
Wilhelmina Fader

/s/ Eileen Moore Johnson	Director	March 23, 2023
Eileen Moore Johnson

/s/ Hussain Baig	Director	March 23, 2023
Hussain Baig

/s/ Andrew Pancer	Director	March 23, 2023

Andrew Pancer