Form 10-K/A
period 2022-12-31
Nogin, Inc.
filed 2023-04-28
CIK 1841800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
1775 Flight Way STE 400
Tustin, California 92782
(949)
222-0209
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001 per share	NOGN	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	NOGNW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the
Sarbanes-Oxley
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
of the Exchange Act):    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity of the registrant held by
non-affiliates,
computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $228.1 million.
As of April 17, 2023, there were 10,724,875 shares of the registrant’s common stock outstanding.
Auditor’s Name:
Grant Thornton LLP
Auditor’s Location:
Newport Beach, California
Auditor’s PCAOB Number:
248

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(“Form
10-K/A”)
is being filed by Nogin, Inc. (“Nogin” or the “Company”) in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form
10-K,
which information was previously omitted from Nogin’s Form
10-K
for the fiscal year ended December 31, 2022 (“2022 Original Form
10-K”)
in reliance on Instruction G to Form
10-K.
The 2022 Original Form
10-K
was filed with the SEC on March 23, 2023.
Nogin has elected to have its 2023 annual meeting of stockholders later in 2023. As a result, Nogin will not be filing its definitive proxy statement for the 2023 annual stockholders’ meeting within 120 days of the end of its most recent fiscal year (as required under Instruction G to Form
10-K).
Therefore, Nogin is filing this Form
10-K/A
in order to incorporate information that would have been contained in the definitive proxy statement into the 2022 Original Form
10-K.
Nogin is also filing as Exhibits to the Form
10-K/A
certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Form
10-K/A,
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Nogin is also not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this Form
10-K/A.
This Form
10-K/A
is limited in scope to the items identified above and should be read in conjunction with the 2022 Original Form
10-K
and Nogin’s other filings with the SEC. This Form
10-K/A
does not reflect events occurring after the filing of the 2022 Original Form
10-K
or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the 2022 Original Form
10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management and Board of Directors

The following sets forth certain information, as of April 17, 2023, concerning the persons who serve as our executive officers and directors.

Name	Age	Position
Executive Officers
Jonathan S. Huberman	57	Chief Executive Officer, President and Chairman of the Board
Geoffrey Van Haeren	51	Chief Technology Officer and Director
Shahriyar Rahmati	46	Chief Financial Officer and Chief Operating Officer
Directors
Wilhelmina Fader	59	Director
Eileen Moore Johnson	50	Director
Hussain Baig	51	Director
Andrew Pancer	52	Director

Directors

Jonathan S. Huberman, Chief Executive Officer, President and Chairman of the Board

Jonathan S. Huberman is our Chief Executive Officer, President and Chairman of the Board and has over 25 years of high-tech business leadership experience. He was the Chairman, Chief Executive Officer and Chief Financial Officer of SWAG, a blank check company that raised an aggregate of approximately $231.5 million in its initial public offering (including partial exercise of the over-allotment option) in August 2021, and announced in February 2022 that it had entered into a definitive agreement with respect to its initial business combination with Nogin. From 2020 through August 2021, he was the Chairman, Chief Executive Officer and Chief Financial Officer of Software Acquisition Group Inc. II (Nasdaq: SAII), a blank check company that raised an aggregate of $172.5 million in its initial public offering (including exercise of the over-allotment option) in September 2020, and that closed its initial business combination with Otonomo Technologies Ltd., a cloud-based software provider that captures and anonymizes vehicle data, in the third quarter of 2021. He was previously the Chairman, Chief Executive Officer and Chief Financial Officer of Software Acquisition Group Inc. (Nasdaq: SAQN), a blank check company that raised an aggregate of $149.5 million in its initial public offering (including exercise of the over-allotment option) in November 2019, and that closed its initial business combination with CuriosityStream, Inc., or CuriosityStream, a global streaming media service that provides factual content on demand, in the fourth quarter of 2020. From 2017 to 2019, Mr. Huberman was Chief Executive Officer of Ooyala, a provider of media workflow automation, delivery and monetization solutions, which he and Mike Nikzad, SWAG’s former Vice President of Acquisitions and Director, acquired from Telstra in 2018. Together with Mr. Nikzad, they turned around an underperforming company and sold Ooyala’s three core business units to Invidi Technologies, Brightcove (Nasdaq: BCOV) and Dalet (EPA: DLT), major players in the same sector. Previously, Mr. Huberman served as the Chief Executive Officer of Syncplicity, a SaaS enterprise data management company, which he sourced and acquired from EMC and engineered an exit to Axway (EPA: AXW). Prior to this, from 2013 to 2015, Mr. Huberman was the Chief Executive Officer of Tiburon, an enterprise software company serving the public safety sector, which he sold to Tritech Systems, and before that he was the Chief Executive Officer at Iomega Corporation (NYSE: IOM), a consumer and distributed enterprise storage solutions provider. After Iomega was acquired by EMC Corporation in 2008, Mr. Huberman served as President of the Consumer and Small Business Division of EMC. In addition to his experience leading turnarounds and exits at five technology companies, Mr. Huberman spent nine years as an investor for the Bass Family interests where he led investments in private and public companies. He also had senior roles leading the operations of the technology investments of the Gores Group and Skyview Capital. In the last five years he has served as a director of Aculon, Inc., a privately held provider of easy-to-apply nanotech surface-modification technologies, as well as Venture Corporation Limited (SGX: V03) a high-tech design and manufacture firm based in Singapore. Mr. Huberman holds a Bachelor of Arts in Computer Science from Princeton University and an MBA from The Wharton School at the University of Pennsylvania. We believe that Mr. Huberman is qualified to serve on our board of directors due to his extensive experience serving on boards of directors and his significant executive leadership, business and investment experience.

Geoffrey Van Haeren, Chief Technology Officer and Director

Geoffrey Van Haeren has served as our Chief Technology Officer since 2010 and has over 22 years of experience in eCommerce. Mr. Van Haeren co-founded Nogin 2010 and served as Nogin’s President from October 2020 until closing of the Business Combination. Prior to joining Nogin, he served as the Chief Technology Officer for CAbi Clothing where he worked with the executive team to develop and deliver a next generation SAAS based MLM platform. From January 2006 to August 2009, Mr. Van Haeren served as the Vice President of Technology for Digital River. Prior to his tenure at Digital River, Mr. Van Haeren served as the Chief Technology Officer of Commerce5, where he co-founded the company. We believe Mr. Van Haeren is qualified to serve on the Board due to his significant experience building and scaling e-commerce software as Nogin’s Chief Technology Officer and because, as a founder of Nogin, he is essential to the long-term vision of the Company.

Wilhelmina Fader, Director

Wilhelmina Fader has served on our board of directors since August 2022. Ms. Fader has served as the Managing Director of the Baker Retailing Center at The Wharton School at the University of Pennsylvania since March 2017. She previously served as the chief financial officer for several organizations, including INTECH construction from June 2004 to June 2009, Chestnut Hill Academy from July 2009 to July 2011 and the Germantown Friends School from July 2011 to June 2016. Ms. Fader was previously the Associate Vice President of the Facilities and Real Estate Services Division at the University of Pennsylvania from April 1998 to June 2004. Ms. Fader holds a Bachelor of Science in Chemical Engineering from the Massachusetts Institute of Technology and an MBA from The Wharton School at the University of Pennsylvania. We believe Ms. Fader is qualified to serve on our board of directors due to her retail expertise and her significant experience serving as the chief financial officer of numerous companies.

Eileen Moore Johnson, Director

Eileen Moore Johnson has served on our board of directors since August 2022. In addition, Ms. Moore Johnson currently serves as the General Manager, Vegas Loop for The Boring Company. Ms. Moore Johnson is the former Executive Vice President and Chief Human Resources Officer of Light & Wonder, a position she held since June 2020. Ms. Moore Johnson was previously the Regional President of The Cromwell, Flamingo, Harrah’s and The LINQ casino resorts for Caesars Entertainment from August 2013 to June 2020. During her tenure of over twenty years at Caesars Entertainment, she also served as Regional President and General Manager of the Horseshoe Casino and Hotel Southern Indiana from November 2009 to August 2013, as Assistant General Manager of Harrah’s New Orleans from April 2007 to October 2009 and served on the Corporate Gaming Team from December 2003 to April 2007. She also served as Executive Assistant to the chief executive officer, chief financial officer and chief operating officer of Caesars Entertainment from October 2002 to December 2003. Ms. Moore Johnson currently serves on the Dean’s Advisory Board for the College of Hospitality at the University of Nevada, Las Vegas and is a founding Board Member of Global Gaming Women. She holds a Bachelor of Science from Cornell University and an MBA from the Kellogg School of Business at Northwestern University. We believe Ms. Moore Johnson is qualified to serve on our board of directors due to her extensive experience in executive leadership and business.

Hussain Baig, Director

Hussain Baig has served on our board of directors since August 2022 and has over 25 years’ experience in technology and operations. Mr. Baig has served a Senior Advisor to Navigate Ventures since January 2022. He previously served as the Global COO and CIO of Enterprise Technology of HSBC from February 2016 to October 2021. From August 2013 to January 2016, Mr. Baig served as the Global Chief Operating Officer for Risk at Barclays. Prior to joining Barclays, Mr. Baig served in several capacities at Lloyds Banking Group from March 2007 to August 2013, including Chief Operating Officer for Technology and CEO Global Services. Mr. Baig holds a Bachelor of Engineering from Imperial College London and an MBA from Manchester University. We believe Mr. Baig is qualified to serve on our board of directors due to his extensive experience as a technology executive and leadership experience in the operations of global, complex organizations.

Andrew Pancer, Director

Andrew Pancer has served on our board of directors since February 2023. Mr. Pancer has owned and operated Big Red House Services Limited, a consulting company providing services to eCommerce and advertising technology companies, since 2020. In addition, Mr. Pancer owns and operates Tyburnia Partners Limited, an eCommerce company focused on the manufacturing and sale of wine accessories. He is also actively engaged as a partner or consultant for a number of eCommerce, marketing technology and advertising agency companies, including Duration Media LLC, Spectrum Media Services LLC, Cap Hill Brands, Ramp97, Fresh Media LLC and Lomogo LLC. From 2017 to 2021, Mr. Pancer owned and operated Desserts by ME LLC, an eCommerce company that was acquired by Thrasio in 2021. Mr. Pancer received his Bachelor of Science in Business Administration from Washington University in St. Louis and his Master of Business Administration from New York University’s Stern School of Business. Mr. Pancer brings significant eCommerce and marketing experience to the Board and his extensive knowledge on the industry is expected to be beneficial to the Company.

Executive Officers

Jonathan S. Huberman, Chief Executive Officer, President and Chairman of the Board

See biographical information above in the Directors section.

Geoffrey Van Haeren, Chief Technology Officer and Director

See biographical information above in the Directors section.

Shahriyar Rahmati, Chief Financial Officer and Chief Operating Officer

Shahriyar Rahmati has served as our Chief Financial Officer and Chief Operating Officer since August 2022 and has over twenty years of experience in various executive-level roles across several industries. From September 2020 until August 2022, Mr. Rahmati served as Principal of RSM US LLP. Previously, he served as Chief Operating Officer of RugsUSA from December 2018 to March 2020 and as Managing Director and Head of Portfolio Operations for Comvest Partners from July 2016 to December 2018. Prior to that, Mr. Rahmati was a Principal at the Gores Group and an Operating Partner at Graham Partners. He holds an MBA from Massachusetts Institute of Technology and a B.A. in Economics from New York University.

Corporate Governance

We structure our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:

•

we have independent director representation on our audit, compensation and nominating committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;

•	at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC; and

•	we have begun to and will continue to implement a range of other corporate governance best practices, including implementing a robust director education program.

Independence of the Board of Directors

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Mses. Fader and Johnson, and Messrs. Baig and Pancer are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Composition of the Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors is staggered in three classes, with two directors in Class I (Mr. Van Haeren and Mr. Pancer), two directors in Class II (Ms. Johnson and Ms. Fader), and two directors in Class III (Mr. Huberman and Mr. Baig).

Board Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and standing committees. We have a standing audit committee, nominating committee and compensation committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

Our audit committee is responsible for, among other things:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their independence from management;

•	reviewing, with our independent registered public accounting firm, the scope and results of their audit;

•	reviewing, with our independent registered public accounting firm, the scope and results of their audit;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;

•	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related person transactions; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee consists of Wilhelmina Fader, Hussain Baig and Andrew Pancer, with Wilhelmina Fader serving as chair. Rule 10A-3 of the Exchange Act and Nasdaq rules require that our audit committee must be composed entirely of independent members. Our board of directors has affirmatively determined that Wilhelmina Fader, Hussain Baig and Andrew Pancer each meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our audit committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our board of directors has determined that Wilhelmina Fader and Andrew Pancer will each qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors adopted a written charter for the audit committee, which is available on our corporate website at www.nogin.com. The information on any of our websites is deemed not to be incorporated in this prospectus or to be part of this prospectus.

Compensation Committee

Our compensation committee is responsible for, among other things:

•

reviewing and approving the corporate goals and objectives, evaluating the performance of and reviewing and approving, (either alone or, if directed by the board of directors, in conjunction with a majority of the independent members of the board of directors) the compensation of our Chief Executive Officer;

•	overseeing an evaluation of the performance of and reviewing and setting or making recommendations to our board of directors regarding the compensation of our other executive officers;

•	reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans, policies and programs;

•	reviewing and approving all employment agreement and severance arrangements for our executive officers;

•	making recommendations to our board of directors regarding the compensation of our directors; and

•	retaining and overseeing any compensation consultants.

Our compensation committee consists of Eileen Moore Johnson, Wilhelmina Fader and Hussain Baig, with Eileen Moore Johnson serving as chair. Our board of directors has affirmatively determined that Eileen Moore Johnson, Wilhelmina Fader and Hussain Baig each meet the definition of “independent director” for purposes of serving on the compensation committee under Nasdaq rules, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our board of directors adopted a written charter for the compensation committee, which is available on our corporate website at www.nogin.com. The information on any of our websites is deemed not to be incorporated in this prospectus or to be part of this prospectus.

Nominating Committee

Our nominating committee is responsible for, among other things:

•	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

•	overseeing succession planning for our Chief Executive Officer and other executive officers;

•	periodically reviewing our board of directors’ leadership structure and recommending any proposed changes to our board of directors;

•	overseeing an annual evaluation of the effectiveness of our board of directors and its committees; and

•	developing and recommending to our board of directors a set of corporate governance guidelines.

Our nominating committee consists of Andrew Pancer, Hussain Baig and Eileen Moore Johnson, with Andrew Pancer serving as chair. Our board of directors has affirmatively determined that Andrew Pancer, Hussain Baig and Eileen Moore Johnson each meet the definition of “independent director” under Nasdaq rules. Our board of directors adopted a written charter for the nominating committee, which is available on our corporate website at www.nogin.com. The information on any of our websites is deemed not to be incorporated in this prospectus or to be part of this prospectus.

Risk Oversight

Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our audit committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors’ leadership structure.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our corporate website at www.nogin.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this prospectus or to be part of this prospectus.

Item 11. Executive Compensation

In 2022, our “named executive officers” and their positions were as follows:

•	Jon Huberman, Co-Chief Executive Officer;

•	Jan-Christopher Nugent, Founder and Co-Chief Executive Officer;

•	Geoffrey Van Haeren, President; and

•	Michael Lin, Executive Vice President of Finance and Operations

On January 27, 2023, Mr. Nugent ceased serving as our Chief Executive Officer and Chairman of the Board and Mr. Huberman began serving as our sole Chief Executive Officer and Chairman of the Board on the same day.

Summary Compensation Table

The following table sets forth information concerning the compensation of Nogin’s named executive officers for the years ended December 31, 2021 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Jon Huberman (2)	2022	166,154	—	—	46,072	(3)	202,226
Co-Chief Executive Officer	—	—	—	—	—		—
Jan-Christopher Nugent	2022	480,000	203,692	—	—		683,692
Co-Chief Executive Officer	2021	480,000	120,000	657,928	—		1,257,928
Geoffrey Van Haeren	2022	420,000	203,231	—	—		623,231
President and Chief Technology Officer	2021	420,000	100,000	433,080	—		953,080
Michael Lin	2022	315,000	202,423	—	—		517,423
EVP, Finance and Operations	—	—	—	—	—		—

(1)

With respect to 2022, amounts represent one-time special bonuses awarded to Mr. Nugent, Mr. Van Haeren and Mr. Lin in 2022. For more information regarding these bonuses, see the section entitled “Narrative to Summary Compensation Table – 2022 Bonuses” below.

(2)	Mr. Huberman commenced employment with Nogin on August 29, 2022 as its co-Chief Executive Officer.
(3)	Amount represents reimbursements for travel expenses incurred by Mr. Huberman during 2022.

Narrative to Summary Compensation Table

Elements of Compensation

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of Nogin’s executive compensation program. The relative levels of base salary for Nogin’s named executive officers are designed to reflect each named executive officer’s scope of responsibility and accountability to Nogin.

In 2022, our named executive officers were entitled to receive the following annual base salaries: Mr. Huberman: $480,000; Mr. Nugent: $480,000; Mr. Van Haeren: $420,000; and Mr. Lin: $315,000. The base salary amounts shown above in the 2022 Summary Compensation Table reflect the actual amounts earned by Nogin’s named executive officers in 2022. In addition, Mr. Huberman commenced employment with Nogin on August 29, 2022, and his base salary was prorated for the portion of the year in which he was employed by Nogin.

2022 Bonuses

In connection with the consummation of the Business Combination in August 2022, Nogin awarded one-time incentive bonuses equal to $200,000 to each of Messrs. Nugent, Van Haeren and Lin, respectively. In addition, in exchange for deferring their regular monthly base pay in August 2022, each of Messrs. Nugent, Van Haeren and Lin was awarded a one-time cash bonus in 2022 equal to $3,692, $3,231 and $2,423, respectively.

Equity Compensation

Prior to the Business Combination, Nogin historically granted equity awards under its 2013 Stock Incentive Plan (the “2013 Plan”) in the form of stock options to its executives as the long-term incentive component of its compensation program. Such stock options generally vested over 4 years, with 25% of the award vesting after one year from the vesting commencement date and the remainder vesting monthly thereafter. Mr. Lin is the only named executive officer who held stock options under the 2013 Plan as of December 31, 2022.

No new awards have been or will be granted under the 2013 Plan following the effectiveness of Nogin’s 2022 Incentive Award Plan (the “2022 Plan”) in August 2022. None of the named executive officers were granted stock options or other equity-based awards during 2022, and other than Mr. Lin, none of the named executive officers held stock options or other equity-based awards as of December 31, 2022.

Retirement Plans

Nogin currently maintains a 401(k) retirement savings plan for its employees, including its named executive officers, who satisfy certain eligibility requirements. Nogin’s named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, through contributions to the 401(k) plan. Nogin believes that providing a vehicle for tax-deferred retirement savings though its 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes its employees, including its named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

(a) Nogin’s named executive officers are eligible to participate in Nogin’s employee benefit plans and programs, including medical and dental benefits and life insurance, to the same extent as Nogin’s other full-time employees, subject to the terms and eligibility requirements of those plans. Nogin does not typically provide any perquisites or special personal benefits to its named executive officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Common Stock underlying outstanding equity incentive plan awards for our named executive officers as of December 31, 2022.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael Lin	1/31/2020	61,040	5,550	$3.42	1/30/2030

(1)

Represents an option that vested with respect to 25% of the underlying shares on April 15, 2019 and will vest with respect to 1/48th of the underlying shares in substantially equal installments on each monthly anniversary thereafter, subject to Mr. Lin’s continued service through the applicable vesting date. Executive Compensation Arrangements

Nogin entered into employment agreements with Mr. Nugent and Mr. Van Haeren, each of which became effective May 13, 2014 and which continued to govern the terms and conditions of their employment as of December 31, 2022. Under the terms of each of these employment agreements, if the executive is terminated without cause or resigns for good reason, and timely executes a release of claims against Nogin, he will receive six months of continued base salary and accelerated vesting of his unvested stock options (if any). The employment agreement also includes a mutual non-disparagement covenant, and non-competition and non-solicitation covenants in favor of Nogin for a period of one year after the executive’s termination of employment. Mr. Lin was not party to an employment agreement or other arrangement with Nogin as of December 31, 2022.

Jon Huberman Employment Agreement and Jan Nugent Separation Agreement

Effective as of January 27, 2023, Mr. Nugent resigned as Nogin’s Co-Chief Executive Officer and as a member and Chairman of the Board. In connection with his resignation, Mr. Nugent, Nogin Commerce, Inc. and Nogin entered into a Separation Agreement and Mutual Release (the “Separation Agreement”), pursuant to which Mr. Nugent is entitled to receive continued base salary payments and continued health coverage through the 24-month anniversary of his termination of employment, as well as an additional cash amount equal to $267,021, payable in two installments no later than February 9, 2023 and September 29, 2023, respectively. The severance payments and benefits under the Separation Agreement are subject to Mr. Nugent’s execution and non-revocation of a general release of claims in favor of Nogin and his continued compliance with the restrictive covenants in the Severance Agreement and any other written agreement between Nogin and Mr. Nugent.

On January 30, 2023, Nogin entered into an employment agreement with Jon Huberman (the “Huberman Agreement”), which provides for an initial employment term commencing on August 29, 2022 and ending on the third anniversary thereof (the “Initial Term”), subject to automatic 12-month renewal periods until Mr. Huberman or Nogin delivers a notice of non-renewal to the other prior to the expiration of the then-current employment term.

Under the Huberman Agreement, Mr. Huberman is eligible to earn an annual cash incentive bonus targeted at 75% of his then-current annual base salary. In addition, connection with entering into the Huberman Agreement, Mr. Huberman will receive an award of time-vesting restricted stock units covering 4,500,000 shares of the Common Stock (the “Initial RSU Award”). The Initial RSU Award will vest in full on the last day of the Initial Term, subject to Mr. Huberman’s continued employment with the Company on such date.

In the event that Mr. Huberman’s employment is terminated by Nogin without “cause” or by Mr. Huberman for “good reason” (each as defined the Huberman Agreement), then, subject to Mr. Huberman’s timely executing a release of claims and continuing to comply with his restrictive covenant obligations, he will be entitled to receive twelve (12) months of his annual base salary, payable in installments over the 12-month period following such termination. In addition, if Mr. Huberman’s employment is terminated by Nogin without “cause” or by

Mr. Huberman for “good reason” prior to the expiration of the Initial Term, the Initial RSU Award will vest in full as of the date of such termination. If Mr. Huberman resigns without good reason or is terminated by Nogin for failing to perform his substantial duties prior to the expiration of the Initial Term, he will forfeit 100% of the Initial RSU Award. In the case of other terminations prior to the expiration of the Initial Term, Mr. Huberman’s Initial RSU Award will vest pro-rata based on the number of months that he was employed by Nogin during the Initial Term.

Director Compensation

2022 Director Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to Nogin’s non-employee directors who served on our Board during the year ended December 31, 2022. Messrs. Huberman, Nugent and Van Haeren were also members of our Board but did not receive any additional compensation for their service as directors. See the section entitled “Summary Compensation Table” above for information regarding the compensation paid to Messrs. Huberman, Nugent and Van Haeren in 2022.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Hussain Baig	27,826	27,826
Deborah Weinswig	24,348	24,348
Eileen Moore Johnson	31,304	31,304
Wilhelmina Park Fader	27,826	27,826

Director Compensation

Following the closing of the Business Combination, our non-employee director compensation program consists of an annual retainer of $100,000 per year as well as additional fees of $10,000 for each committee of which a non-employee director is a member and $20,000 for each chairmanship of a committee. All such fees are expected to be paid 50% in cash and 50% in RSU awards issued pursuant to the 2022 Incentive Plan. We also intend to reimburse the non-employee directors for expenses arising from their board membership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 17, 2023 by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Nogin, Inc., 1775 Flight Way STE 400, Tustin, CA 92782.

The beneficial ownership of our common stock is based on 3,334,714 shares of common stock issued and outstanding as of April 17, 2023.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Jan-Christopher Nugent	558,084	5.2%
Software Acquisition Holdings III, LLC(1)	784,235	7.0%
Stephen Choi(2)	1,436,590	13.0%
Jonathan S. Huberman (3)	2,819,230	23.0%
Directors and Named Executive Officers:
Jonathan S. Huberman(3)	2,819,230	23.0%
Shahriyar Rahmati(4)	400,000	3.7%
Geoffrey Van Haeren(5)	350,565	3.3%
Wilhelmina Fader(6)	16,666	*
Eileen Moore Johnson	—	—
Hussain Baig(7)	166,666	1.5%
Andrew Pancer	—	—
Directors and executive officers as a group (7 individuals)	3,753,127	29.9%

*	Less than one percent.

(1)

Consists of (a) 285,098 shares of common stock and (b) 499,137 shares of common stock underlying warrants exercisable within 60 days of April 17, 2023. Software Acquisition Holdings III, LLC (the “Sponsor”) is the record holder of such securities. The Sponsor is controlled by a board of managers which consists of Jonathan Huberman, Mike Nikzad and Andrew Nikou. Mr. Huberman maintains ultimate voting and investment discretion with respect to the securities held by the Sponsor. The address for each of the foregoing is 1980 Festival Plaza Drive, Ste. 300, Las Vegas, Nevada 89135.

(2)

Consists of (a) 1,103,257 shares of common stock and (b) 333,333 shares of common stock underlying common warrants exercisable within 60 days of April 17, 2023. The address of Stephen Choi is 300 Meters South Mall Santa Ana, Puerto De Hierro #5, Santa Ana San Jose, CA 10903.

(3)

Consists of (a) 285,098 shares of common stock held by the Sponsor, (b) 499,137 shares of common stock underlying warrants exercisable within 60 days of April 17, 2023 held by the Sponsor, (c) 1,020,459 shares of common stock held directly by Mr. Huberman, (d) 535 shares of common stock underlying PIPE Warrants exercisable within 60 days of April 17, 2023, (e) 2,173 shares of common stock underlying Convertible Notes exercisable within 60 days of April 17, 2023 and (f) 1,011,828 shares of common stock underlying common warrants exercisable within 60 days of April 17, 2023.

(4)	Consists of (a) 200,000 shares of common stock and (b) 200,000 shares of common stock underlying common warrants exercisable within 60 days of April 17, 2023.

(5)

Consists of (a) 308,010 shares of common stock held directly by Mr. Van Haeren, (b) 9,222 shares of common stock held by members of Mr. Van Haeren’s immediate family for which he may be deemed to have beneficial ownership and (c) 33,333 shares of common stock underlying common warrants exercisable within 60 days of April 17, 2023. Mr. Van Haeren disclaims any beneficial ownership of the shares held by such family members except to the extent of his indirect pecuniary interest in such shares.

(6)	Consists of (a) 8,333 shares of common stock and (b) 8,333 shares of common stock underlying common warrants exercisable within 60 days of April 17, 2023.

(7)	Consists of (a) 83,333 shares of common stock and (b) 83,333 shares of common stock underlying common warrants exercisable within 60 days of April 17, 2023.

Item 13. Certain Relationships and Related Transactions, Director Independence

In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation” and “Management”, the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeds or will exceed $120,000; and

•

any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Registration Rights Agreement

In connection with the execution of the Merger Agreement, we and certain stockholders of Legacy Nogin and SWAG entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within 15 business days of the closing of the Business Combination. Certain Legacy Nogin stockholders and SWAG stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to four times total and up to twice in any 12-month period, so long as the total offering price is reasonably expected to exceed $35.0 million. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Procedures with Respect to Review and Approval of Related Person Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception of such conflicts of interest). We have adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our legal department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If the head of our legal department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, the head of our legal department will be required to present to the audit committee all relevant facts and circumstances relating to the related person transaction. The audit committee will be required to review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the our code of business conduct and ethics, and either approve or disapprove the related person transaction. If advance audit committee approval of a related person transaction requiring the audit committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the audit committee, subject to ratification of the transaction by the audit committee at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then, upon such recognition, the transaction will be presented to the audit committee for ratification at the audit committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the audit committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then-current related person transactions. No director will be permitted to participate in approval of a related person transaction for which he or she is a related person.

Director and Officer Indemnification

Our certificate of incorporation and our bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. We have entered into indemnification agreements with each member of our board of directors and several of our officers.

Investment in Unconsolidated subsidiaries

Prior to December 1, 2022, the Company owned a fifty percent interest in two joint ventures, Modcloth and IPCO. The Company has provided e-commerce services to its joint ventures, ModCloth and IPCO under Master Services agreements, which were entered into on April 25, 2021 and December 31, 2021, respectively. Revenue related to ModCloth and IPCO represent 8% and 0%, respectively, of total revenue in 2021 and 5% and 7%, respectively, of total revenue in 2022. On December 1, 2022, Tiger Capital assigned its interest in Modcloth to the Company for $1.5 million, at which point Modcloth became a wholly owned subsidiary of the Company. In addition, the Company paid the remaining balance of approximately $1 million on the inventory financing arrangement between Modcloth and Tiger Capital.

The Company accounts for its investments in the joint ventures under the fair value option of accounting. Changes in the fair value of the joint ventures, which are inclusive of equity in income, are recorded as changes in fair value of unconsolidated affiliates in the consolidated statements of operations during the periods such changes occur.

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

Certain Relationships and Related Party Transactions—Legacy Nogin

Investors’ Rights Agreement

Legacy Nogin was party to the Amended and Restated Investors’ Rights Agreement, dated as of June 2, 2017, which provided, among other things, that certain holders of its capital stock had the right to demand that Legacy Nogin file a registration statement or request that their shares of Legacy Nogin capital stock be covered by a registration statement that Legacy Nogin is otherwise filing. This agreement was terminated upon completion of the Business Combination.

Right of First Refusal

Legacy Nogin was party to the Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of June 2, 2017 (the “ROFR Agreement”), which provided, among other things, that Legacy Nogin or its assignees had the right to purchase shares of Legacy Nogin capital stock that stockholders proposed to sell to other parties. Certain holders of Legacy Nogin capital stock had rights of first refusal and co-sale under the ROFR Agreement. The ROFR Agreement was terminated upon completion of the Business Combination.

Voting Agreement

Legacy Nogin was a party to the Amended and Restated Voting Agreement, dated as of June 2, 2017, pursuant to which certain holders of its capital stock agreed to vote their shares of our capital stock on certain matters, including with respect to the election of directors. This agreement was terminated upon completion of the Business Combination.

Promissory Notes

Legacy Nogin entered into certain promissory notes during the second quarter of 2022 to certain principal owners and members of management of Legacy Nogin that have been identified as related parties. The promissory notes matured on the earlier of one year from issuance or close of the Business Combination and bore per annum interest at the rate of 7.75% plus the greater of 3.50% or the prime rate as published by the Wall Street Journal. In connection with the related party promissory notes, Legacy Nogin issued warrants (“Promissory Note Warrants”) to purchase up to 8,785 shares of common stock of Legacy Nogin at an exercise price of $0.01 per share. From such related parties, Legacy Nogin received proceeds of approximately $2.0 million at issuance, of which approximately $0.2 million was allocated to Promissory Note Warrants. Prior to the closing of the Business Combination, the Promissory Note Warrants converted into a number of shares of Legacy Nogin common stock in accordance with the applicable warrant agreement. The promissory notes were fully repaid in connection with the closing of the Business Combination. The following table summarizes purchases of promissory notes and Promissory Note Warrants by related persons in transactions involving amounts greater than $120,000 (the number of Promissory Note Warrants does not reflect the effect of the Reverse Stock Split):

Name	Aggregate Principal Amount of Promissory Notes	Promissory Note Warrants	Purchase Price
Stephen Choi(1)	$1,500,000	6,672	$1,500,000
Jonathan S. Huberman(2)	$1,250,000	5,560	$1,250,000

(1)	Stephen Choi was a member of the board of directors of Legacy Nogin.
(2)	Jonathan S. Huberman was Chairman, Chief Executive Officer and Chief Financial Officer of SWAG and is Chief Executive Officer, President and Chairman of the Board of Nogin.

Certain Relationships and Related Party Transactions—SWAG

Founder Shares

On January 2021, the Sponsor purchased 5,750,000 founder shares (48,033 shares of which were forfeited after the underwriters’ partial exercise of its over-allotment option) (not reflecting the effect of the Reverse Stock Split). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of this offering. If we increase or decrease the size of the offering we will effect a stock dividend or a share contribution back to capital or other appropriate mechanism, as applicable, with respect to our Class B Common Stock immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial stockholders at 20% of the issued and outstanding shares of our common stock upon the consummation of this offering.

Private Placement Warrants

The Sponsor purchased an aggregate of 9,982,754 private placement warrants (not reflecting the effect of the Reverse Stock Split) for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of the SWAG IPO. As such, the Sponsor’s interest in this transaction is valued at between $9,982,754. Each private placement warrant entitles the holder thereof to purchase one share of our Class A Common Stock at a price of $11.50 per share. The private placement warrants (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Administrative Services Agreement

Commencing on July 28, 2021, SWAG agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or liquidation, SWAG ceased paying these monthly fees.

Related Party Loans

Prior to the closing of the SWAG IPO, the Sponsor agreed to loan SWAG up to an aggregate of $300,000 to be used for a portion of the expenses of the SWAG IPO. The note was non-interest bearing and, as amended effective May 28, 2021, payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the SWAG IPO. The outstanding balance under the note of $174,060 was repaid at the closing of the SWAG IPO on August 2, 2021.

On February 9, 2022, SWAG issued an unsecured promissory note in the principal amount of $300,000 to the Sponsor. On May 31, 2022, SWAG issued an unsecured promissory note in the principal amount of $100,000 to the Sponsor. The notes were repaid upon consummation of the Business Combination.

Convertible Notes and PIPE Warrants

On August 26, 2022, Jonathan S. Huberman, Chief Executive Officer of SWAG prior to the Business Combination and our Chief Executive Officer, President and Chairman of the Board, purchased $500,000 aggregate principal amount of Convertible Notes and 10,714 PIPE Warrants in connection with the closing of the Business Combination.

Registered Equity Offering

On April 6, 2023, the Company closed its public offering of 7,333,334 shares of common stock and 7,333,334 common warrants to purchase 7,333,334 shares of common stock at a combined price of $3.00 per share and common warrant for aggregate gross proceeds of approximately $22 million, before deducting placement agent fees and other offering expenses. The following table summarizes purchases of shares of Common Stock and common warrants by related persons in transactions involving amounts greater than $120,000:

Name	Shares of Common Stock	Common Warrants	Purchase Price
Jonathan Huberman(1)	1,011,828	1,011,828	$3,035,484
Shahriyar Rahmati(2)	200,000	200,000	$600,000
Hussain Baig(3)	83,333	83,333	$249,999
Stephen Choi(4)	333,333	333,333	$999,999

(1)	Jonathan Huberman is the Chief Executive Officer, President and Chairman of the Board of Nogin
(2)	Shahriyar Rahmati is the Chief Financial Officer and Chief Operating Officer of Nogin.
(3)	Hussain Baig is a member of the Board of Nogin.
(4)	Stephen Choi is the beneficial holder of greater than 10% of Nogin’s outstanding common stock.

Item 14. Principal Accounting Fees and Services

Grant Thornton was appointed as our independent registered public accounting firm in August 2022, upon the dismissal of Marcum LLP (“Marcum”) in connection with closing of the Business Combination. Grant Thornton also served as the independent registered public accounting firm of Legacy Nogin prior to the consummation of the Business Combination. The following table summarizes the fees of Grant Thornton billed to us for each of the last two fiscal years for audit services and for other services (in each case, including Legacy Nogin). In addition, the following table summarizes the fees of Marcum billed to us for each of the last two fiscal years for audit services and for other services.

	Fiscal Year Ended December 31, 2022		Fiscal Year Ended December 31, 2021
	Marcum	Grant Thornton	Marcum	Grant Thornton
Audit Fees(1)	$150,988	$1,018,111	$101,301	$499,200
Audit-Related Fees(2)	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—
Total	$150,988	$1,018,111	$101,301	$499,200

(1)

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. The aggregate fees billed in 2022 include audit services related to the Business Combination.

(2)	Audit-related fees consist of other audit and attest services not required by statute or regulation.

Pre-Approval of Audit Functions

Pursuant to its written charter, the Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm. 100% of the services provided to us by Grant Thornton in 2022 and 2021 were pre-approved by the Audit Committee.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The primary role of the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of Nogin, Inc. (the “Company”) is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information proposed to be provided to stockholders and others, the adequacy of the system of internal control over financial reporting and disclosure controls and procedures established by management and the Board, and the audit process and the independent registered public accounting firm’s qualifications, independence and performance.

Management has primary responsibility for the financial statements and is responsible for establishing and maintaining the Company’s system of internal controls over preparation of the Company’s financial statements. The Company’s independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), is responsible for performing an audit of the Company’s consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and issuing an opinion on the financial statements. The Audit Committee meets periodically with the Company’s independent registered public accounting firm, with and without management present, to review the adequacy of the Company’s internal controls, financial reporting practices and audit process.

The Audit Committee has reviewed and discussed the Company’s audited consolidated financial statements for the year ended December 31, 2022 with management. In addition, the Audit Committee has discussed with Grant Thornton the matters required to be discussed by the applicable requirements of the PCAOB and the SEC.

The Audit Committee also has received the written disclosures and the letter from Grant Thornton required by the applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and the Audit Committee has discussed the independence of Grant Thornton with that firm. The Audit Committee also has considered whether Grant Thornton’s provision of non-attest services to the Company is compatible with maintaining the auditors’ independence.

Based on the above-mentioned reviews and discussions, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

AUDIT COMMITTEE

Wilhelmina Fader (Chair)

Andrew Pancer

Hussain Baig

March 21, 2023

The information in the Audit Committee Report shall not be considered “soliciting material” or “filed” with the SEC, nor shall this information be incorporated by reference into any previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company incorporated it by specific reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Report.

Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date

31.3	Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOGIN, INC.
By:	/s/ Jonathan S. Huberman
Name:	Jonathan S. Huberman
Title:	Chief Executive Officer, President and Chairman of the Board
April 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan S. Huberman Jonathan S. Huberman	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	April 28, 2023

/s/ Shahriyar Rahmati Shahriyar Rahmati	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2023

/s/ Geoffrey Van Haeren	Chief Technology Officer and Director	April 28, 2023
Geoffrey Van Haeren

/s/ Wilhelmina Fader	Director	April 28, 2023
Wilhelmina Fader

/s/ Eileen Moore Johnson	Director	April 28, 2023
Eileen Moore Johnson

/s/ Hussain Baig	Director	April 28, 2023
Hussain Baig

/s/ Andrew Pancer	Director	April 28, 2023
Andrew Pancer

.