Form 10-Q
period 2023-03-31
Nogin, Inc.
filed 2023-05-15
CIK 1841800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, there were 11,087,202 shares of the registrant’s common stock outstanding, par value $0.0001 per share.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
the ability to maintain the listing of the shares of Common Stock and Warrants on Nasdaq;
•
litigation, complaints, product liability claims and/or adverse publicity;
•
privacy and data protection laws, privacy or data breaches, or the loss of data;
•
the impact of changes in customer spending patterns, customer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability; and
•
our ability to fulfill the obligations and comply with the covenants under the Indenture governing our Convertible Notes; and
•
other risks and uncertainties included in this Report, including those under the section entitled "Risk Factors."

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

Nogin, Inc. and Subsidiaries

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nogin, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$617	$15,385
Accounts receivable, net	1,924	1,578
Inventory	14,444	15,726
Prepaid expenses and other current assets	3,810	2,539
Total current assets	20,795	35,228
Property and equipment, net	1,476	1,595
Right-of-use asset, net (Note 19)	17,350	17,391
Goodwill	6,748	6,748
Intangible assets, net	5,439	5,493
Investment in unconsolidated affiliates	6,759	7,404
Other non-current asset	1,065	1,074
Total assets	$59,632	$74,933
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,457	$19,605
Due to clients	6,633	10,891
Related party payables	219	1,033
Loans (Note 7)	2,922	—
Promissory notes (Note 7)	4,807	—
Accrued expenses and other liabilities (Note 6)	15,028	17,826
Lease liabilities, current portion (Note 19)	4,565	4,367
Total current liabilities	52,631	53,722
Convertible notes (Note 7)	56,260	60,852
Deferred tax liabilities	368	394
Lease liabilities, net of current portion (Note 19)	14,775	15,223
Other long-term liabilities (Note 6)	17,840	17,766
Total liabilities	141,874	147,957
Commitments and contingencies (Note 19)

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value, 500,000,000 shares authorized; 3,334,714 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	9,953	9,270
Accumulated deficit	(92,195)	(82,294)
Total stockholders’ deficit	(82,242)	(73,024)
Total liabilities and stockholders’ deficit	$59,632	$74,933

See the accompanying notes to the unaudited condensed consolidated financial statements.

Nogin, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net service revenue	$8,917	$8,533
Net product revenue	6,544	12,922
Net revenue from related parties	1,214	3,744
Total net revenue	16,675	25,199
Operating costs and expenses:
Cost of services (1)	5,530	5,435
Cost of product revenue (1)	3,942	10,251
Sales and marketing	702	566
Research and development	963	1,577
General and administrative	17,325	17,222
Depreciation and amortization	202	201
Total operating costs and expenses	28,664	35,252
Operating loss	(11,989)	(10,053)
Interest expense	(2,014)	(652)
Change in fair value of promissory notes	(159)	—
Change in fair value of derivative instruments	847	—
Change in fair value of unconsolidated affiliates	(645)	(1,033)
Change in fair value of convertible notes	4,591	—
Other (loss) income, net	(558)	1,954
Loss before income taxes	(9,927)	(9,784)
(Benefit) Provision for income taxes	(26)	158
Net loss	$(9,901)	$(9,942)

Net loss per common share – basic and diluted	$(2.11)	$(5.02)
Weighted average shares outstanding – basic and diluted	4,688,331	1,981,097

(1)
Exclusive of depreciation and amortization shown separately.

See the accompanying notes to the unaudited condensed consolidated financial statements

Nogin, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share data)

	Convertible Redeemable Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2021	2,042,483	$4,687	1,459,462	$6,502	9,129,358	$1	$4,361	$(1,330)	$(16,262)	$(13,230)
Retroactive application of reverse recapitalization (1)	6,822,012	—	4,874,688	—	30,492,588	3	(3)	—	—	—
Retroactive application of reverse stock split (2)	(8,421,271)	—	(6,017,443)	—	(37,640,849)	(4)	4	—	—	—
Balance, December 31, 2021, as adjusted	443,224	4,687	316,707	6,502	1,981,097	—	4,362	(1,330)	(16,262)	(13,230)
Stock-based Compensation	—	—	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	—	—	(9,942)	(9,942)
Balance, March 31, 2022	443,224	$4,687	316,707	$6,502	1,981,097	$—	$4,420	$(1,330)	$(26,204)	$(23,114)

Balance, December 31, 2022	—	—	—	—	3,334,714	—	9,270	—	(82,294)	(73,024)
Stock-based compensation	—	—	—	—	—	—	253	—	—	253
Fair value of equity classified warrants in common stock	—	—	—	—	—	—	430	—	—	430
Net loss	—	—	—	—	—	—	—	—	(9,901)	(9,901)
Balance, March 31, 2023	—	$—	—	$—	3,334,714	$—	$9,953	$—	$(92,195)	$(82,242)

(1)
As part of the Business Combination (as disclosed in Note 1), all share information has been retrospectively adjusted using the exchange ratio stipulated by the Merger Agreement.
(2)
As part of the Reverse Stock Split (as disclosed in Note 1), all share information has been retrospectively adjusted using the exchange ratio stipulated by the Reverse Stock Split.

See the accompanying notes to the unaudited condensed consolidated financial statements

Nogin, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,901)	$(9,942)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	202	201
Amortization of debt issuance costs and discounts	482	102
Stock-based compensation	253	58
Deferred income taxes	(26)	158
Change in fair value of unconsolidated affiliates	645	1,033
Change in fair value of warrant liability	430	—
Change in fair value of promissory notes	159	—
Change in fair value of convertible notes	(4,591)	—
Change in fair value of derivatives	(847)	—
Settlement of deferred revenue	—	(1,611)
(Gain) loss on disposal of asset	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(347)	(363)
Related party receivables	—	(525)
Inventory	1,282	4,052
Prepaid expenses and other current assets	(1,262)	(2,309)
Accounts payable	(1,148)	2,505
Due to clients	(4,258)	(277)
Related party payables	(814)	4,015
Lease assets and liabilities	(219)	—
Accrued expenses and other liabilities	(2,285)	(2,374)
Net cash used in operating activities	(22,246)	(5,277)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21)	(101)
Proceeds from sale of property and equipment	3	—
Net cash used in investing activities	(18)	(101)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	3,250	—
Payment of short-term loan	(328)	—
Proceeds from promissory notes	4,649	—
Payment of debt issuance costs	(75)	—
Proceeds from line of credit	—	47,455
Repayments of line of credit	—	(43,803)
Net cash provided by financing activities	7,496	3,652
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(14,768)	(1,726)
Beginning of period	15,385	4,571
End of period	$617	$2,845

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$396	$652
Cash paid for taxes	6	1
Right-of-use assets exchanged for lease liabilities	1,120	—

SCHEDULE OF CASH AND RESTRICTED CASH
Cash	$617	$1,345
Restricted cash	—	1,500
Total cash and restricted cash	$617	$2,845

See the accompanying notes to the unaudited condensed consolidated financial statements

Nogin, Inc. and Subsidiaries
Note to Unaudited Condensed Consolidated Financial Statements

1.
DESCRIPTION OF BUSINESS

Nogin, Inc. (together with its subsidiaries, the “Company” or “Nogin”) is an e-commerce, technology platform provider that delivers Commerce-as-a-Service (“CaaS”) solutions as a headless, flexible full stack enterprise commerce platform with cloud services and optimizations along with experts for brands and retailers that provide a unique combination of customizability and sales efficiency. The Company manages clients’ front-to-back-end operations so clients can focus on their business. The Company’s business model is based on providing a comprehensive e-commerce solution to its customers on a revenue sharing basis. Unless the context otherwise requires, references in this subsection to “we,” “our,” “Nogin” and the “Company” refer to the business and operations of Legacy Nogin (as defined below) and its consolidated subsidiaries prior to the Business Combination (as defined below) and to Nogin, Inc. (formerly known as Software Acquisition Group Inc. III) and its consolidated subsidiaries following the consummation of the Business Combination.

The Company’s headquarters and principal place of business are in Tustin, California.

Reverse Stock Split

On March 18, 2023, the Company’s Board of Directors approved a one-for-twenty reverse stock split of its common stock. The reverse stock split became effective upon filing of a certificate of amendment to the Company’s second amended and restated certificate of incorporation on March 28, 2023. Upon the effectiveness of the reverse stock split, (i) every twenty shares of outstanding common stock were reclassified and combined into one share of common stock and (ii) the number of common stock for which each outstanding option and warrant to purchase common stock is exercisable was proportionately decreased and the exercise price per share of common stock of each outstanding option and warrant to purchase common stock was proportionately increased. No fractional shares were issued as a result of the reverse stock split. The total number of authorized shares of common stock and the par value per share of common stock did not change as a result of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and exercise price of each outstanding option and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

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

As a result of the Business Combination, equity holders of Legacy Nogin received approximately 2.7 million shares of the Company’s common stock (“Common Stock”) and cash consideration of $15.0 million, of which $10.9 million was deferred on the Closing Date (Note 9).

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

In connection with the Business Combination, the Company received proceeds of approximately $58.8 million from SWAG’s trust account, net of redemptions by SWAG’s public shareholders, as well as approximately $65.5 million in proceeds from the contemporaneous issuance of convertible notes (the “Convertible Notes”). The aggregate cash raised has been used for general business purposes, the paydown of Legacy Nogin’s outstanding debt, the payment of transaction costs and the payment of the cash consideration.

The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statements of convertible redeemable preferred stock and stockholders’ deficit for the three months ended March 31, 2023:

Recapitalization
Cash - SWAG trust and cash, net of redemptions	58,841
Cash - PIPE equity financing	1,052
Less: Transaction and advisory fees paid in cash	(54,409)
Less: Cash election consideration paid in cash at the Closing Date	(4,109)
Net proceeds from Business Combination	1,375
Plus: Issuance of common stock to settle certain transaction costs	3,588
Less: non-cash items charged against additional paid-in capital	(17,510)
Less: Deferred cash election consideration (Note 9)	(9,198)
Net contributions from Business Combination and PIPE equity financing	(21,745)

The number of shares of Common Stock outstanding immediately following the consummation of the Business Combination was as follows:

Number of Shares
SWAG Common Stock, outstanding prior to the Business Combination	1,425,492
Less: Redemption of SWAG shares	(851,080)
SWAG Common Stock	574,412
Shares issued in PIPE equity financing	25,854
Shares issued to financial advisors to settle transaction and issuance costs	20,375
Business Combination and PIPE equity financing shares	620,641
Nogin shares	2,714,073
Total shares of common stock immediately after Business Combination	3,334,714

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023, or for any future annual or interim periods.

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

The accompanying consolidated financial statements as of and for the three months ended March 31, 2023 have been prepared assuming the Company will continue as a going concern. The Company has sustained recurring losses and negative cash flows from operations and had a cash balance of $0.6 million as of March 31, 2023.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern for at least twelve months from the date that such consolidated financial statements were issued.

In March 2023, the Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023 of $2.3 million, resulting in a default. On March 26, 2023, the Company, the Notes Guarantors and the holders of the Convertible Notes (collectively, the “Holders”) entered into limited waivers and consents (each, a “Waiver” and collectively, the “Waivers”) pursuant to which, among other things, each Holder agreed to (i) waive the Specified Default and any payment obligation of the Company under the Indenture with respect to the March Interest Payment (as defined below), (ii) in lieu of the Interest Payments (as defined below), (a) receive a Promissory Note or Convertible Promissory Note, as applicable, and (b) amend the Warrant Agreement to reduce the exercise price of the warrants governed thereby from $11.50 to $0.01, and (iii) consent to the entry into the Supplemental Indenture (as defined below). The Supplemental Indenture, among other things, lowered the minimum amounts of liquidity the Company must maintain on a consolidated basis for each quarter in 2023 and the first quarter of 2024.

In April 2023, the Company completed a registered public offering of common stock and common warrants for aggregate gross proceeds of $22 million, before deducting placement agent fees and other offering expenses.

In addition, the Company is currently executing on various strategies to improve available cash balances, liquidity and cash generated from operations, including strategic growth plans, ongoing comprehensive cost reduction and performance improvement programs, reduced headcount and elimination of certain discretionary and general and administrative expenses, and taking steps to improve the operational efficiency of our fulfillment operations. With these strategies in place, the Company believes it will be able to continue as a going concern for at least the next twelve months.

COVID-19 Pandemic

The worldwide spread of COVID-19 and its variants have had, and continue to have a significant impact around the world. The COVID-19 pandemic has resulted in a global slowdown of economic activity which altered the demand for a broad variety of goods and services, including those provided by our clients, while also disrupting sales channels and advertising and marketing activities until economic activity normalized. Our revenue growth and results of operations have been resilient despite the headwinds created by the COVID-19 pandemic and its variants. The extent to which ongoing and future developments related to the global impact of the COVID-19 pandemic and related vaccination measures designed to curb its spread continue to impact our business, financial condition, and results of operations, all of which cannot be predicted with certainty. Many of these ongoing and future developments are beyond our control, including the speed of contagion, the development, distribution and implementation of effective preventative or treatment measures, including vaccines (and vaccination rates), the scope of governmental and other restrictions on travel, discretionary services and other activity, and the public reactions and receptiveness to these developments.

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

Accounts Receivable, Net

The allowance for credit losses was $333 thousand as of March 31, 2023 and $425 thousand as of December 31, 2022.

Inventory

Inventory is comprised entirely of finished goods for resale. The reserve for returns was $159 thousand as of March 31, 2023 and $535 thousand as of December 31, 2022.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. As of March 31, 2023, receivables from two customers amounted to $619 thousand (or 36% of accounts receivable) and $298 thousand (or 18% of accounts receivable), respectively. As of December 31, 2022, receivables from two customers amounted to $771 thousand (or 44% of accounts receivable) and $153 thousand (or 9% of accounts receivable), respectively.

Major Customers

For the three months ended March 31, 2023, revenue from our top three customers amounted to $2.9 million (or 17% of total revenue), $1.8 million (or 11% of total revenue), and $1.7 million (or 10% of total revenue), respectively. For the three months ended March 31, 2022, revenue from our top three customers amounted to $9.2 million (or 36% of total revenue), $3.7 million (or 15% of total revenue), and $2.0 million (or 8% of total revenue), respectively.

Major Suppliers

For the three months ended March 31, 2023, our top three vendors accounted for operating expense of $2.1 million (or 12% of total operating expense purchases), $2.0 million (or 12% of total operating expense purchases) and $1.4 million (or 8% of total operating expense purchases), respectively. For the three months ended March 31, 2022, our top three vendors accounted for operating expense of $4.8 million (or 20% of total operating expense purchases), $2.3 million (or 10% of total operating expense purchases) and $2.1 million (or 9% of total operating expense purchases), respectively.

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

Long-lived Assets

There was no impairment of long-lived assets at March 31, 2023.

Goodwill

There was no impairment of goodwill at March 31, 2023.

Intangibles

Intangible assets include acquired technology, trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the asset, which range from five to fifteen years. Indefinite lived assets such as trade names are expected to generate cash flows indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances. There was no impairment of indefinite-lived assets at March 31, 2023.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

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

Variable consideration is included in revenue for potential product returns. The Company uses an estimate to constrain revenue for the expected variable consideration at each period end. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of returns. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. The estimated reserve for returns is included on the balance sheet in accrued expenses with changes to the reserve in revenue on the accompanying statement of operations. The reserve for returns as of March 31, 2023 was $0.6 million and as of December 31, 2022 was $1.4 million.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. This update is effective for interim and annual periods beginning after December 15, 2022, with amendments generally applied prospectively. The Company adopted this update effective January 1, 2023, and it did not have a material impact on the Company's financial statements as a result of adoption.

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

The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 is effective for the Company beginning January 1, 2024, with early adoption permitted as of January 1, 2021. The Company early adopted the provisions of ASU 2020-06 effective January 1, 2022 and it did not have a material impact on the Company’s financial statements as a result of adoption.

Other recently issued accounting standards are not expected to have a material effect on the Company's financial statements.

3.
PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Furniture and equipment	$2,402	$2,406
Leasehold improvements	572	572
Property and equipment, gross	2,974	2,978
Less accumulated depreciation	(1,498)	(1,383)
Property and equipment, net	$1,476	$1,595

Depreciation expense for property and equipment for the three months ended March 31, 2023 and 2022 was $138 thousand and $143 thousand, respectively.

4.
GOODWILL AND INTANGIBLE ASSETS

In connection with the ModCloth acquisition (Note 13), the Company recorded $6.7 million of goodwill.

In connection with the Betabrand acquisition, the Company’s amortization expense for capitalized software for the three months ended March 31, 2023 and 2022 was $55 thousand and $58 thousand, respectively.

As of March 31, 2023 and December 31, 2022, intangible assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Software	$1,166	$1,166
Trade Name	4,617	4,617
	5,783	5,783
Less: Accumulated amortization	(344)	(290)
Intangible assets-net	$5,439	$5,493

As of March 31, 2023, the Company’s amortization of intangibles for the next five years are as follows (in thousands):

2023 (remaining payments)	$ 164
2024	219
2025	219
2026	219
2027	-
Total remaining intangible amortization	$ 821

5.
INVESTMENT IN UNCONSOLIDATED AFFILIATES

On April 6, 2021, the Company and Tiger Capital Group, LLC (“Tiger Capital”) formed a joint venture, ModCloth Partners, LLC (“ModCloth”). The Company and Tiger Capital each contributed $1.5 million into ModCloth and the Company owned 50% of the outstanding membership units. Tiger Capital provided the financing for the inventory, while the Company entered into a Master Services Agreement (“MSA”) with ModCloth to provide the e-commerce services (see Note 14). The Company accounted for its investment in ModCloth under the fair value option of accounting.

On December 1, 2022, Tiger Capital assigned its interest in ModCloth to the Company for $1.5 million, at which point ModCloth became a wholly-owned subsidiary of the Company. In addition, the Company paid the remaining balance of approximately $1 million on the inventory financing arrangement between ModCloth and Tiger Capital (Note 13).

On December 31, 2021, the Company and CFL Delaware, Inc. (“CFL”) formed a joint venture, IPCO, whereby Nogin contributed certain assets acquired from the BTB (ABC), LLC (“Betabrand”) acquisition and entered into a MSA with IPCO to provide certain e-commerce services, marketing, photography, customer service and merchant credit card monitor fraud services (Note 14). Also, CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company accounts for its investment in IPCO under the fair value option of accounting. As of March 31, 2023 and December 31, 2022, the investment balance related to IPCO was $6.8 million and $7.4 million, respectively, and was included in investment in unconsolidated affiliates on the consolidated balance sheets. For the three months ended March 31, 2022, the Company recorded a loss of $1.6 million to other expense related to the settlement of deferred revenue related to sale of finished inventory to IPCO. In addition, the Company recorded a fair value loss related to its IPCO investment of $645 thousand and $114 thousand, respectively, included in changes in fair value of unconsolidated affiliates on the consolidated statement of operations for the three months ended March 31, 2023 and March 31, 2022.

The following table presents summarized financial information for the joint venture for the three months ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022 (in thousands):

	IPCO
	For the Three Months Ended March 31,	For The Three Months Ended March 31,
	2023	2022
Net revenue	$4,018	$6,507
Gross margin	2,674	1,356
Net loss	(1,397)	(561)

	IPCO
	As of March 31, 2023	As of December 31, 2022
Current assets	$3,564	$4,254
Long term assets	5,366	5,509
Current liabilities	6,940	6,142
Long term liabilities	907	1,032

The Company’s IPCO investments are Level 3 fair value measurements. The Company utilized the following valuation methods to conclude on the fair value as of March 31, 2023:

- Discounted Cash Flow– The key unobservable input utilized was a discount rate of 14.7% for IPCO.

- Guideline Public Company Method – The Company utilized a revenue multiple of 0.4x for IPCO on current period forecasted revenues. The revenue multiple was derived from public peers of the Company.

- Guideline Transaction Method – The Company utilized a revenue multiple of 0.45x for IPCO on current period forecasted revenues. The revenue multiple was derived from public transactions in which the target companies were similar to the Company.

The following table summarizes the changes in the IPCO investment Level 3 fair value measurement (in thousands):

IPCO
Balance as of January 1, 2022	$7,133
Change in fair value	271
Balance as of December 31, 2022	7,404
Change in fair value	(645)
Balance as of March 31, 2023	$6,759

6.
CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Business Combination consideration payable	$5,000	$5,000
Contract liability	4,054	5,058
Payroll and other employee costs	2,215	1,300
Sales tax payable	557	1,191
Accrued interest	5	1,622
Accrued transaction costs	—	840
Inventory accrual	—	503
Other accrued expenses and current liabilities	3,197	2,312
Total	$15,028	$17,826

Other long-term liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Deferred transaction costs payable	$10,979	$10,979
Business Combination consideration payable	3,555	3,355
Deferred PIPE issuance costs payable	1,160	1,160
PIPE principal accretion	1,104	617
Legal settlement	940	621
Standby agreement derivative liability	—	847
Other long-term liabilities	102	187
Total	$17,840	$17,766

7.
LONG-TERM DEBT

Convertible Notes and Indenture

On April 19, 2022, the Company, certain guarantors named therein (the “Notes Guarantors”) and certain investors named therein (each, a “Subscriber” and collectively, the “Subscribers”), entered into subscription agreements (each, a “PIPE Subscription Agreement” and collectively, the “PIPE Subscription Agreements”) pursuant to which the Company agreed to issue and sell to the Subscribers immediately prior to the closing of the Business Combination (i) up to an aggregate principal amount of $75.0 million of 7.00% Convertible Senior Notes due 2026 (the “Convertible Notes”) at par value of the notes and (ii) up to an aggregate of 1.5 million warrants (the “PIPE Warrants”) with each whole PIPE Warrant entitling the holder thereof to purchase one share of Common Stock

On August 26, 2022, immediately prior to the closing of the Business Combination (the “Closing”), the Company issued $65.5 million aggregate principal amount of Convertible Notes and, as contemplated by the PIPE Subscription Agreements, the Company, the Note Guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an Indenture governing the Convertible Notes (the “Indenture”). The Convertible Notes were offered in a private placement under the Securities Act, pursuant to the PIPE Subscription Agreements. The Convertible Notes will mature on September 1, 2026 (the “Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms, and will accrue interest at a rate of 7.00% per annum, payable in cash. The Convertible Notes may be converted at any time (in whole or in part) into shares of Common Stock, at the option of the holder of such Convertible Note, based on the applicable conversion rate at such time. The initial conversion price is approximately $11.50 per share of Common Stock, based on an initial conversion rate of 86.9565 shares of Common Stock per $1,000 principal amount of Convertible Notes. For conversions with a conversion date on or after the first anniversary of the closing of the Transactions and prior to the regular record date immediately preceding the Maturity Date, the conversion consideration will also include an interest make-whole payment equal to the remaining scheduled payments of interest on the Convertible Note being converted through the Maturity Date. The Company will be able to elect to make such interest make-whole payment in cash or in Common Stock, subject to certain conditions. The conversion rate is subject to adjustments set forth in the Indenture, including conversion rate resets (x) on August 27, 2023, September 26, 2023 and September 26, 2024 and (y) following the consummation of certain equity and equity-linked offerings by the Company and sales of certain equity and equity-linked securities by certain shareholders of the Company. On August 27, 2023, the conversion rate will reset to the greater of (i) the then- current conversion rate and (ii) if the Standby Capital VWAP Sale Price (as defined below) is less than or equal to $7.50, the quotient of (x) $1,000 and (y) the volume weighted average sale price of shares of Common Stock sold under the Standby Agreement (as defined below) (the “Standby Capital VWAP Sale Price”). As of March 31, 2023, the Standby Capital VWAP Sale Price was $1.76.

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

The Company elected to account for the Convertible Notes under the fair value option of accounting upon issuance of the Convertible Notes. At issuance the Company recognized the fair value of the Convertible Notes of $65.1 million with the remaining $0.4 million of proceeds received allocated to the PIPE Warrants. As of March 31, 2023 and December 31, 2022, the fair value of the Convertible Notes were $57.4 million and $62.5 million, respectively, of which $1.1 million and $1.6 million, respectively, representing accrued interest, is included in accrued expenses and other current liabilities on the consolidated balance sheets. The gain on fair value of the Convertible Notes during the three months ended March 31, 2023 was $4.6 million of which $1.1 million is included in interest expense, which is recognized based on the effective interest method.

The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a binomial lattice valuation model. The significant inputs to the valuation of the Convertible Notes at fair value are Level 3 inputs since they are not directly observable. The significant assumptions used in the model are the discount rate of 15.04%, which is based on the company's credit rating, volatility of 96.85% and 41 time-nodes.

The Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023. On March 26, 2023, the Company, the Notes Guarantors and Holders entered into limited waivers and consents pursuant to which each holder agreed to (i) waive the Specified Default and any payment obligation of the Company under the Indenture with respect to the March Interest Payment, (ii) in lieu of the March Interest Payment and payment of the accrued interest on the Convertible Notes due on September 1, 2023 (collectively, the “Interest Payments”), (a) receive a Promissory Note (as defined below) and (b) amend the Warrant Agreement (as defined below) to reduce the exercise price of the warrants governed thereby from $11.50 to $0.01, and (iii) consent to the entry into the Supplemental Indenture.

The Supplemental Indenture, among other things, (i) lowered the minimum amounts of liquidity the Company must maintain on a consolidated basis for each quarter in 2023 and the first quarter of 2024, (ii) added restrictions on the Company's ability to make payments relating to certain restricted investments, (iii) decreased the maximum amount of equity interests that the Company may repurchase, redeem, acquire or retire, (iv) removed the Company's ability to issue preferred stock or incur certain unsecured indebtedness or junior lien indebtedness, (v) decreased other permitted debt baskets, (vi) decreased the threshold for a cross-default for purposes of determining an Event of Default and (vii) added a new Event of Default in the event the Company does not consummate an underwritten primary equity offering providing at least $10 million of proceeds to the Company by April 30, 2023.

On March 26, 2023, the Company, the Notes Guarantors and each holder of the Convertible Notes executed unsecured promissory notes (each, a “2023 Promissory Note” and collectively, the “2023 Promissory Notes”), with each 2023 Promissory Note having an aggregate principal amount equal to such holder's interest payments. The 2023 Promissory Notes mature on March 26, 2025 and accrue interest at seven percent (7.0%) per annum.

In addition, the 2023 Promissory Notes provide that, in the event the Company consummates the April 2023 Offering (as defined below) by April 30, 2023, the holder of each 2023 Promissory Note has the option to require the Company to repay a portion of the principal balance of the 2023 Promissory Note in an amount equal to or less than the gross proceeds to the Company from any purchases by the holder of the Company's securities in the April 2023 Offering (the “Put Option”). Each holder may exercise its Put Option within ten business days following the closing and funding of the April 2023 Offering. In addition, certain of the 2023 Promissory Notes provide such holders with the right to convert their respective promissory note (the “Convertible Promissory Notes”) into unregistered securities of the Company (the “Unregistered Securities”) on the same terms as the securities offered in the April 2023 Offering in the event such offering is consummated.

The Company elected to account for the 2023 Promissory Notes and Convertible Promissory Notes under the fair value option of accounting upon issuance of such notes. At issuance the Company recognized the fair value of the 2023 Promissory Notes and Convertible Promissory Notes of $4.8 million. As of March 31, 2023, the fair value of the 2023 Promissory Notes and Convertible Promissory Notes remained consistent at $4.8 million. The loss on the increase in fair value of the notes during the three months ended March 31, 2023 was $159 thousand included in the change in fair value of promissory notes on the consolidated statements of operations.

Loans

In February 2023, the Company obtained a loan for $3 million with a third-party with an annual interest rate of 39% and debt issuance cost of $75 thousand, which are to be paid from future cash receipts. The third-party has rights to future cash receipts until the loan is fully repaid. The weekly repayments began at the end of February 2023 for $130 thousand and will continue until the loan is fully repaid in October 2023. As of March 31, 2023, the outstanding balance of the loan was $2.7 million.

In February 2023, the Company obtained a loan for $250 thousand with a merchant third-party with an annual percentage rate of 20.17%, which are to be repaid from future cash receipts directly from the merchant. During the three months ended March 31, 2023, repayments of $72 thousand have been made and the loan is expected to be fully repaid in August 2023. As of March 31, 2023, the outstanding balance of the loan was $203 thousand.

The Company calculates the interest and expenses of the debt issuance cost using the effective interest rate method.

Promissory Notes

During the second quarter of 2022, the Company entered into promissory notes with various individuals (the “Promissory Notes”), including current investors, members of management and other unrelated parties in exchange for cash in an amount equal to $7.0 million (the “Promissory Notes”). The Promissory Notes were due to mature on the earlier of (a) one year from issuance or (b) the closing of the Business Combination (Note 1) and bore per annum interest at the rate of 7.75% plus the greater of 3.50% or the prime rate as published by the Wall Street Journal. The Company was required to make nine interest-only payments, followed by three principal and interest payments. In connection with the Promissory Notes, the Company issued warrants (“Promissory Note Warrants”) to purchase up to 31,024 shares of common stock of the Company at an exercise price of $0.01 per share (Note 8). Upon payment in full of the Promissory Notes, the Company was required to make an additional final payment (“Final Payment”) of $3.5 million.

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

8.
WARRANTS AND DERIVATIVES

Convertible Note Warrants

The Company issued the PIPE Warrants in connection with the Convertible Notes issuance. There were 1,396,419 PIPE Warrants issued to purchase common stock of the Company at $11.50 per share. The PIPE Warrants are redeemable for $0.01 once the Company’s stock price reaches $18.00 per share. The PIPE Warrants are equity classified. Approximately $377 thousand of the proceeds upon issuance of the Convertible Notes was allocated to the PIPE Warrants along with an immaterial amount of issuance costs.

On March 26, 2023, the Company and Continental Stock Transfer & Trust Company (the “Warrant Agent”) entered into an Amendment to that certain Warrant Agreement, dated as of August 26, 2022, by and between the Company and the Warrant Agent (the “Warrant Agreement”). Pursuant to the Warrant Agreement Amendment, the exercise price of each warrant was reduced from $11.50 to $0.01. The Company recorded a loss related to the warrant amendment of $430 thousand in other expense in the consolidated statement of operations.

On March 28, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect a 1-for-20 reverse stock split of the Company's common stock (the “Reverse Stock Split”). Proportionate adjustments have been made to the per share exercise price and the number of shares of the Company's common stock that may be purchased upon exercise of warrants issued by the Company.

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

The Company concluded the Standby Agreement would be accounted for as a derivative in its entirety in accordance with ASC 815-10, and the structured payments within the Subscription Agreement was considered an embedded feature in the Subscription Agreement that met the definition of a derivative and required bifurcation from the Subscription Agreement, as it is not clearly and closely related to the Subscription Agreement and would be accounted for in accordance with ASC 815-10 (together the “Standby Agreement Derivative). The Standby Agreement Derivative was not entered into for hedging purposes. The Company accounted for the Standby Agreement Derivative acquired at fair value upon the closing of the Business Combination. The Company will continue to account for the Standby Agreement Derivative at fair value each reporting period in accordance with ASC 815-10.

The Company engaged a third-party valuation specialist to assist with the fair value assessment. The fair value as of December 31, 2022 of the Standby Agreement Derivative liability was $847 thousand and was recorded in other long-term liabilities on the condensed consolidated balance sheets. In March 2023, all shares were resold by the Financial Institution and the Company recognized a gain to fair value of derivative instruments of $847 thousand for the three months ended March 31, 2023 on the condensed consolidated statements of operations.

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

The carrying value of the Company’s short-term financial instruments, such as cash, restricted cash, accounts receivable, notes payable, and accounts payable, approximate the fair value due to the immediate or short-term maturity of these instruments. As of March 31, 2023, the Company no longer has recurring measurements for warrant liability. Further, the Company has elected to apply the fair value option of accounting for its Convertible Notes and equity investments in unconsolidated affiliates. The Company is required to present the fair value of the Standby Agreement derivative liability each reporting period.

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	March 31, 2023	December 31, 2022
Investment in unconsolidated affiliates (Level 3) - Note 5	6,759	7,404
Convertible Note (Level 3) - Note 7	56,260	60,852
Standby Agreement derivative liability (Level 3)- Note 8	—	847
Non-current Business Combination Cash Consideration (Level 3)	3,555	3,355

Deferred Business Combination cash consideration

In connection with the Business Combination, Legacy Nogin equity holders elected to receive $15.0 million of the merger consideration in cash. In order to meet conditions to close the Transactions, the Company paid $4.1 million of the $15.0 million cash consideration at the Closing Date. Of the $10.9 million in deferred cash consideration, $5.0 million is payable, subject to certain conditions, on February 21, 2023, and is included in accrued expenses and other current liabilities as of March 31, 2023 on the condensed consolidated balance sheets (the “Current Cash Consideration”). The remaining $5.9 million (the “Non-current Cash Consideration”) is payable, subject to certain conditions, on the earlier of (a) the date on which the Company completes a primary offering of equity securities that generates gross proceeds to the Company equal to or in excess of $15.0 million and (b) November 25, 2026. In the event the conditions to paying cash consideration are not met and cash consideration remains unpaid as of November 25, 2026, the unpaid cash consideration will be settled in shares of the Company’s common stock with the number of shares issued determined based on the quotient of unpaid cash consideration divided by the 10-day volume weighted average trading price of the Company’s common stock on NASDAQ. The Company elected to account for the Non-current Cash Consideration of $5.9 million under the fair value option of accounting under ASC 825-10. At the Closing Date, the fair value of the Non-current Cash Consideration was $4.2 million. In connection with the reverse recapitalization, the cash consideration would be akin to a distribution of capital. As a result, the Company recorded the fair value of the distribution at the Closing Date of $13.3 million, which included the $4.1 million paid at the Closing Date, $5.0 million Current Cash Consideration and $4.2 million Non-current Cash Consideration, against accumulated deficit. As of March 31, 2023, the fair value of the Non-current Cash Consideration was $3.6 million which is included in other long-term liabilities on the condensed consolidated balance sheets. The change in fair value from the Closing Date for the three months ended March 31, 2023 of $0.2 million is included in other loss on the condensed consolidated statements of operations.

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

10.
INCOME TAXES

The income tax expense for the three months ended March 31, 2023 and March 31, 2022 was a benefit of $26 thousand and an expense of $158 thousand, respectively. Income tax expense differs from the income taxes expected at the U.S. federal statutory tax rate of 21%, primarily due to state taxes and additional valuation allowance for the period ended March 31, 2023 and December 31, 2022.

11.
COMMON STOCK

Holders of common stock are entitled to one vote per share and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to common stockholders. The holders of common stock have no preemptive or other subscription rights, and there is no redemption or sinking fund provisions with respect to such shares.

Common stock will be subordinate to any preferred stock the Company issues in the future with respect to rights upon liquidation of the Company.

12.
STOCK COMPENSATION PLAN

In 2013, Legacy Nogin adopted the 2013 Plan pursuant to which Legacy Nogin was authorized to issue stock options or nonvested shares to officers and key employees in an amount up to 132,770 shares of its common stock. In connection with the Business Combination, the Company adopted the 2022 Plan, which became effective on the Closing Date. The aggregate number of shares of the Company’s common stock available for issuance under the 2022 Plan is equal to (i) 255,147 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2023, equal to the lesser of (A) 15% of the aggregate number of shares of the Company’s common stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Company’s board of directors. Following the effectiveness of the 2022 Plan, the Company will not grant additional awards under the 2013 Plan.

At March 31, 2023 and December 31, 2022, there were 172,147 and 59,028 shares available respectively, for grant under the Company's stock incentive plans.

Stock Options

Stock options have been granted under the 2013 and 2022 Plans. Such options have a 10-year term and generally vest ratably over a period of four years. Summary information related to stock options outstanding as of March 31, 2023 and December 31, 2022 is as follows:

Outstanding Stock Options
Outstanding at January 1, 2022	42,546
Granted	87,323
Exercised	(9,957)
Forfeited / Terminated	(46,171)
Outstanding at December 31, 2022	73,741
Granted	83,000
Exercised	—
Forfeited / Terminated	(4,666)
Outstanding at March 31, 2023	152,075

The weighted average exercise price of the outstanding options was $36.06 and $255.40 per share as of March 31, 2023 and December 31, 2022, respectively. There were 64,966 and 46,660 fully vested and exercisable options as of March 31, 2023 and December 31, 2022, respectively.

The Company recognized $200 thousand and $58 thousand in stock compensation expense for the three months ending March 31, 2023 and 2022, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was computed based on the historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield to curve in effect at the time of grant.

The Company has no history or expectations of paying dividends on its common stock.

The following table summarizes the assumptions used in the calculation of the fair market value for awards granted during the three months ended March 31, 2023:

Valuations assumptions

Expected dividend yield	—%
Expected volatility	61%
Expected term (years)	6
Risk-free interest rate	3.9%

Restricted Stock Units

As of March 31, 2023, restricted stock units ("RSUs") of 506,250 shares were granted under the 2022 Plan. The RSUs are issued upon vesting. The RSUs vest over a period of 1-3 years and are expected to be settled in shares upon vesting. The weighted average exercise price of each RSU was $15.40 per share as of March 31, 2023. The Company recognized $53 thousand in stock compensation expense for the three months ending March 31, 2023. There were no RSUs granted in fiscal year 2022.

13.
ACQUISITION

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

Prior to the closing of the ModCloth Acquisition, the Company accounted for the existing 50% equity interest in ModCloth using the fair value option of accounting. As of September 30, 2022 the Company’s investment in ModCloth had a fair value and carrying value of $4.5 million. The Company accounted for the acquisition of the remaining 50% equity interest in ModCloth as a step acquisition, which required remeasurement of the Company’s existing 50% ownership interest in ModCloth to fair value as of December 1, 2022. The Company utilized weighted discounted cash flow, guideline public company and comparable market transaction valuation approaches to determine the fair value of the existing equity interest. This resulted in a fair value of $1.92 million and the recognition of a loss of $2.58 million, which was included in Change in fair value of unconsolidated affiliates on the consolidated statements of operations.

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

(a) Effective settlement of pre-existing accounts receivable of $5.4 million for services provided to ModCloth under the Company’s Master Services Agreement with ModCloth and additional operational funding provided by the Company to ModCloth. The $5.4 million accounts receivable balance as of the acquisition date was based on the Company’s estimate of the amount that will ultimately be collected from ModCloth.

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

The fair value of ModCloth’s identifiable intangible assets and useful lives are as follows (amounts in thousands, except years):

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

14.
RELATED PARTY TRANSACTIONS

The Company provides services to its joint venture, IPCO, under Master Services agreements (“MSA”), which were entered into on December 31, 2021.

Sales under the MSA to IPCO were $1.2 million for the three months ended March 31, 2023 and March 31, 2022. In addition, the Company sold inventory to IPCO for $0.6 million during the first quarter of 2022, and such amount is included in net revenue to related parties in the consolidated statement of operations. As of March 31, 2023 and December 31, 2022, the Company had payables to IPCO of $0.2 million and $1.0 million, respectively, which were included in related party payables on the consolidated balance sheets.

Prior to December 1, 2022, the Company owned a 50% equity interest in a joint venture, ModCloth Partners, LLC. (“ModCloth”), which was accounted for under the fair value option of accounting. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth (the “ModCloth Acquisition”) from Tiger Capital Group, LLC (“Tiger Capital”), pursuant to Tiger Capital’s exercise of their put option to require the Company to purchase all of Tiger Capital’s equity interest for $1.5 million in cash. As a result of the ModCloth Acquisition, ModCloth is now a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the company post-assignment. Sales under the MSA to ModCloth prior to the assignment were $2.0 million for the three months ended March 31, 2022.

The Company’s chief executive officer and his immediate family member (together, the “PIPE Related Parties”) were investors in the PIPE issuance of Convertible Notes (Note 7) for total proceeds of $1.5 million. In addition to the $1.5 million in Convertible Notes, the PIPE Related Parties also received 32,142 equity classified Convertible Note Warrants (Note 8). As of March 31, 2023, the fair value of the Convertible Notes with the PIPE Related Parties was $1.3 million, which is included in Convertible Notes on the consolidated balance sheets. The terms of the Convertible Notes with the PIPE Related Parties are consistent with the rest of the holders of the Convertible Note.

In March 2023, in lieu of the missed Interest Payments, the PIPE Related Parties received the 2023 Promissory Notes (Note 7) totaling $106 thousand. As of March 31, 2023, the fair value of the 2023 Promissory Notes with the PIPE Related Parties were $106 thousand, which is included in Promissory Notes on the condensed consolidated balance sheets. The terms of the 2023 Promissory Notes with the PIPE Related Parties are consistent with the rest of the holders of the Convertible Note.

15.
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

The following table presents a disaggregation of the Company’s revenues by revenue source for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Commerce-as-a-Service Revenue	$3,733	$5,201
Product sales revenue	6,544	12,922
Marketing revenue	2,658	3,670
Shipping revenue	1,867	1,881
Other revenue	1,873	1,525
Total revenue	$16,675	$25,199

16.
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

17.
EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed using the two-class method as required when there are participating securities. The shares of the Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate with any dividends payable in common stock. In periods of net income, net income is attributed to common stockholders and participating securities based on their participating rights. Net losses are not allocated to the participating securities as the participating securities do not have a contractual obligation to share in any losses. The following table presents the Company’s basic and diluted net income (loss) per share:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2023	2022
Numerator: Basic EPS
Net loss	$(9,901)	$(9,942)
Net loss attributable to common stockholders-basic	$(9,901)	$(9,942)
Denominator: Basic EPS
Weighted average shares of common stock outstanding-basic	4,688,331	1,981,097
Net loss per share attributable to common stock-basic	$(2.11)	$(5.02)

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2023	2022
Numerator: Diluted EPS
Net loss attributable to common stockholders-diluted	$(9,901)	$(9,942)
Denominator: Diluted EPS
Adjusted weighted average shares of common stock outstanding-basic	4,688,331	1,981,097
Dilutive potential shares of common stock:
Options to purchase shares of common stock	—	—
Warrants to purchase shares of common stock	—	—
Weighted average shares of common stock outstanding-diluted	4,688,331	1,981,097
Net loss per share attributable to common stock-diluted	$(2.11)	$(5.02)

The Company’s potentially dilutive securities below, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive.

Weighted-average number of potentially anti-dilutive shares excluded from calculation of dilutive earnings per share

	Three Months Ended March 31,
	2023	2022
Series A convertible, redeemable preferred shares	—	443,224
Series B convertible, redeemable preferred shares	—	316,707
Stock-based compensation awards	370,075	60,663
Legacy Nogin Warrants	28,639	31,652
PIPE Warrants	24,294	—
SWAG Warrants	372,070	—
Shares Underlying Convertible Notes	99,089	—

18.
MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

There were no significant changes in the Company’s mezzanine equity and shareholders’ deficit during the three months ended March 31, 2023.

Common Stock

Subsequent to the Business Combination, the Company is authorized to issue up to 500 million shares of common stock with a par value of $0.0001 per share. Each share of common stock entitles the shareholder to one vote.

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

Subsequent to the Business Combination, the Company is authorized to issue 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of March 31, 2023.

19.
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

The following schedule represents the components of the Company’s operating lease assets and liabilities as of March 31, 2023 (in thousands):

Leases	Classification	March 31, 2023
Assets
Operating	Operating lease right-of-use assets	$17,350

Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$4,565
Operating lease liabilities (non-current)	Operating lease liabilities, non-current	14,775

The following schedule represents the components of lease expense for the fiscal year ended March 31, 2023 (in thousands):

March 31, 2023
Lease Costs:
Operating lease costs	$1,501
Variable lease costs	317
Short-term lease costs	—
Sublease income	—
Total lease costs	$1,818

As of March 31, 2023, the Company’s maturity of operating lease liabilities for the next five years and thereafter are as follows (in thousands):

Operating Leases
2023 (remaining payments)	$4,127
2024	5,214
2025	5,310
2026	3,453
2027	2,222
Thereafter	899
Total lease payments	21,225
Less: imputed interest	(2,708)
Total operating lease payments	$18,517

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$1,711
Right-of-use assets obtained in exchange for new lease liabilities	$1,120
Weighted-average remaining term (in years)	4.1
Weighted-average discount rate	6.9%

In accordance with ASC 840, the following is a schedule by years of future minimum lease payments required under the operating leases that have initial or noncancelable lease terms in excess of one year as of March 31, 2022.

As of March 31, 2022:
2022 (remaining payments)	$2,250
2023	1,272
2024	873
2025	900
2026	927
Thereafter	1,853
Total minimum lease payments	$8,075

In July 2018, the Company assumed the operating lease for office space of the entity with which an asset purchase agreement was executed. The monthly lease payment was $75 thousand and expires in May 2023. The future minimum lease payments are included in the table above. The Company subleased the office space to a third-party in December 2018 for approximately $87 thousand per month. The sublease agreement will expire in May 2023. Future rental income is as follows: approximately $1.0 million per year during 2022 and approximately $435 thousand in 2023 until the expiration of the lease.

Rent expense for the three months ended March 31, 2022 was approximately $1.4 million, and is included in general and administrative expenses in the condensed consolidated statements of operations.

20.
SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued.

On April 4, 2023, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company agreed to sell, issue, and deliver to Investors, in a registered public offering (the “Offering”) (i) 7,333,334 shares of Common Stock and (ii) warrants to purchase 7,333,334 shares of Common Stock (the “Common Warrants”) (collectively, the “April 2023 Offering”). Under the terms of the Purchase Agreements, the Company agreed to sell its Common Stock and accompanying Common Warrants at a combined offering price of $3.00 per share of Common Stock and accompanying Common Warrant. On April 6, 2023, the Company consummated the April 2023 Offering and received gross proceeds of approximately $22 million in connection with the offering before deducting placement agent fees and other offering expenses.

In April 2023, the 2023 Promissory Notes and Convertible Promissory Notes (Note 7) were repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes of Nogin, Inc. and its subsidiaries included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section captioned “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 and elsewhere in this Report, actual results may differ materially from those anticipated in these forward-looking statements.

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

Company Overview

Nogin is an e-commerce, technology platform provider in the apparel and ancillary industry’s multichannel retailing, business-to-consumer and business-to-business domains. Nogin’s CaaS platform delivers full-stack enterprise-level capabilities to our clients enabling them to compete with large retailers. As clients grow their brand, they require additional capabilities beyond a simple online storefront. We provide the technology for these growing brands to manage complexities related to customer management, order optimization, returns, and fulfillment. The platform’s tools provide clients with capabilities around website development, photography, content management, customer service, marketing, warehousing, and fulfillment. The Company’s business model is based on providing a total e-commerce software solution to its partners on a revenue-sharing basis. The Company’s platform is used by online businesses whose needs are too complex for low-cost SaaS e-commerce platforms, yet require more flexibility and economic viability than provided by enterprise solutions.

Our platform helps brands develop relationships directly with their customers leading to accelerated revenue growth, improved customer engagement, and reduced costs related to re-platforming and third-party integrations.

Recent Developments

The Business Combination

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

Waiver of Missed Interest Payment

The Company did not timely make payment of the accrued interest on the Convertible Notes on March 1, 2023 (the “March Interest Payment”) as required pursuant to Section 2.05 of the Indenture (the “Specified Default”).

On March 26, 2023, the Company, the Notes Guarantors and Holders entered into limited waivers and consents pursuant to which each holder agreed to (i) waive the Specified Default and any payment obligation of the Company under the Indenture with respect to the March Interest Payment, (ii) in lieu of the Interest Payments, (a) receive a Promissory Note (as defined below) and (b) amend the Warrant Agreement (as defined below) to reduce the exercise price of the warrants governed thereby from $11.50 to $0.01, and (iii) consent to the entry into the Supplemental Indenture.

On March 26, 2023, the Company, the Notes Guarantors, the Trustee and the Collateral Agent entered into the Supplemental Indenture (the “Supplemental Indenture”) to the Indenture, amending certain terms of the Indenture consented to by the holders of all of the aggregate principal amount of the outstanding Convertible Notes.

The Supplemental Indenture, among other things, (i) lowered the minimum amounts of liquidity the Company must maintain on a consolidated basis for each quarter in 2023 and the first quarter of 2024, (ii) added restrictions on the Company's ability to make payments relating to certain restricted investments, (iii) decreased the maximum amount of equity interests that the Company may repurchase, redeem, acquire or retire, (iv) removed the Company's ability to issue preferred stock or incur certain unsecured indebtedness or junior lien indebtedness, (v) decreased other permitted debt baskets, (vi) decreased the threshold for a cross-default for purposes of determining an Event of Default and (vii) added a new Event of Default in the event the Company does not consummate an underwritten primary equity offering providing at least $10 million of proceeds to the Company by April 30, 2023. On April 6, 2023, the Company completed the April 2023 Offering.

On March 26, 2023, the Company, the Notes Guarantors and each holder of the Convertible Notes executed unsecured promissory notes (each, a “2023 Promissory Note” and collectively, the “2023 Promissory Notes”), with each 2023 Promissory Note having an aggregate principal amount equal to such holder's interest payments. The 2023 Promissory Notes mature on March 26, 2025 and accrue interest at seven percent (7.0%) per annum.

In addition, the 2023 Promissory Notes provided that, in the event the Company consummated the April 2023 Offering by April 30, 2023, the holder of each 2023 Promissory Note had the option to require the Company to repay a portion of the principal balance of the Promissory Note in an amount equal to or less than the gross proceeds to the Company from any purchases by the Holder of the Company's securities in the April 2023 Offering (the “Put Option”). Each holder had the right to exercise its Put Option within ten business days following the closing and funding of the April 2023 Offering. In addition, certain of the 2023 Promissory Notes provided such holders with the right to convert the 2023 Promissory Note (the “Convertible Promissory Notes”) into unregistered securities of the Company (the “Unregistered Securities”) on the same terms as the securities offered in the April 2023 Offering in the event such offering takes place. The 2023 Promissory Notes and Convertible Promissory Notes were repaid in full in April 2023.

On March 26, 2023, the Company and Continental Stock Transfer & Trust Company (the “Warrant Agent”) entered into an Amendment to that certain Warrant Agreement, dated as of August 26, 2022, by and between the Company and the Warrant Agent. Pursuant to the Warrant Agreement Amendment, the exercise price of each warrant was reduced from $11.50 to $0.01.

Reverse Stock Split

On February 27, 2023, our stockholders approved a reverse stock split of our common stock at a ratio in the range of 1-for-10 to 1-for-20, such ratio to be determined by the Board or a committee of the Board, and included in a public announcement. On March 28, 2023, we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”).

Registered Equity Offering

On April 6, 2023, the Company closed its public offering of 7,333,334 shares of common stock and 7,333,334 common warrants to purchase 7,333,334 shares of common stock at a combined price of $3.00 per share and common warrant for aggregate gross proceeds of approximately $22 million, before deducting placement agent fees and other offering expenses.

Impact of COVID-19 pandemic

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

At the onset of COVID-19, the Company anticipated an impact on the business, its financial conditions and results of operations. The Company applied for and was granted a Paycheck Protection Plan (“PPP”) loan. In addition, the Company had taken a number of actions to mitigate the impacts of the COVID-19 pandemic and its variants on its business. The Company witnessed a large shift in consumer spending from retail stores to online stores, and as a result, there were no significant declines in the periods presented. However, the impacts of the COVID-19 pandemic and its variants will depend on future developments, including the duration and spread of the pandemic. These developments and the impacts of the COVID-19 pandemic on the financial markets and overall economy are highly uncertain and cannot be predicted.

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

Interest Expense

Interest expense primarily consists of interest incurred under our Convertible Notes.

Change in Fair Value of Unconsolidated Affiliates

Change in fair value of unconsolidated affiliates represents the fair value adjustments associated with the Company’s joint venture investments for which the Company elected to use the fair value option of accounting.

Other Income (Expense)

Other income (expense) is mainly related to change in fair value of deferred cash consideration, change in fair value of warrant, debt issuance cost expensed under the fair value option, offset by sublease rental income derived from the sublease of property by the Company as well as gain from settlement of deferred revenue.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net service revenue	$8,917	$8,533
Net product revenue	6,544	12,922
Net revenue from related parties	1,214	3,744
Total net revenue	16,675	25,199
Operating costs and expenses:
Cost of services (1)	5,530	5,435
Cost of product revenue (1)	3,942	10,251
Sales and marketing	702	566
Research and development	963	1,577
General and administrative	17,325	17,222
Depreciation and amortization	202	201
Total operating costs and expenses	28,664	35,252
Operating loss	(11,989)	(10,053)
Interest expense	(2,014)	(652)
Change in fair value of promissory notes	(159)	—
Change in fair value of derivative instruments	847	—
Change in fair value of unconsolidated affiliates	(645)	(1,033)
Change in fair value of convertible notes	4,591	—
Other (loss) income, net	(558)	1,954
Loss before income taxes	(9,927)	(9,784)
(Benefit) Provision for income taxes	(26)	158
Net loss	$(9,901)	$(9,942)

	Three Months Ended March 31,
(as a percentage of total revenue*)	2023	2022
Net service revenue	53.5%	33.9%
Net product revenue	39.2%	51.3%
Net revenue from related parties	7.3%	14.9%
Total net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services (1)	33.2%	21.6%
Cost of product revenue (1)	23.6%	40.7%
Sales and marketing	4.2%	2.2%
Research and development	5.8%	6.3%
General and administrative	103.9%	68.3%
Depreciation and amortization	1.2%	0.8%
Total operating costs and expenses	171.9%	139.9%
Operating loss	-71.9%	-39.9%
Interest expense	-12.1%	-2.6%
Change in fair value of promissory notes	-1.0%	0.0%
Change in fair value of derivative instruments	5.1%	0.0%
Change in fair value of unconsolidated affiliates	-3.9%	-4.1%
Change in fair value of convertible notes	27.5%	0.0%
Other (loss) income, net	-3.3%	7.8%
Loss before income taxes	-59.5%	-38.8%
(Benefit) Provision for income taxes	-0.2%	0.6%
Net loss	-59.4%	-39.5%

* Percentages may not sum due to rounding

(1) Exclusive of depreciation and amortization shown separately.

Comparison of the Three Months Ended March 31, 2023 and 2022

Net service revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net service revenue	$8,917	$8,533	$384	4.5%
Percent of total revenue	53.5%	33.9%

Net service revenue increased by $0.4 million, or 4.5%, to $8.9 million for the three months ended March 31, 2023 as compared to $8.5 million for the three months ended March 31, 2022. The Company historically recognizes net revenue as a percentage of service sales. The increase is primarily due to an increase in B2B volume. Net service revenue as a percentage of total revenue was 53.5% for the three months ended March 31, 2023 compared to 33.9% for the three months ended March 31, 2022.

Net product revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net product revenue	$6,544	$12,922	$(6,378)	(49.4)%
Percent of total revenue	39.2%	51.3%

Net product revenue decreased by $6.4 million, or 49.4%, to $6.5 million for the three months ended March 31, 2023 as compared to $12.9 million for the three months ended March 31, 2022. The decrease in product revenue is primarily due to a push in the prior fiscal quarter to liquidate inventory, which caused lower margins. In the current fiscal year, the Company is not liquidating inventory and is focusing on stabilizing margins. Net product revenue as a percentage of total revenue was 39.2% for the three months ended March 31, 2023 compared to 51.3% for the three months ended March 31, 2022.

Net revenue from related parties

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net revenue from related parties	$1,214	$3,744	$(2,530)	(67.6)%
Percent of total revenue	7.3%	14.9%

Net revenue from related parties decreased by $2.5 million, or 67.6%, to $1.2 million for the three months ended March 31, 2023 as compared to $3.7 million for the three months ended March 31, 2022. The Company provides services to its joint ventures under Master Services agreements that are classified as related party revenue. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth; as a result ModCloth became a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the Company. As such, the decrease in revenue from related parties is due to ModCloth's revenue being recorded in product revenue starting in the first quarter of 2023, as compared to being recorded in revenue from related parties in the same quarter last year. Net service revenue from related parties as a percentage of total revenue was 7.3% for the three months ended March 31, 2023 compared to 14.9% for the three months ended March 31, 2022.

Cost of services

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of services	$5,530	$5,435	$95	1.7%
Percent of total revenue	33.2%	21.6%

Cost of services slightly increased by $95 thousand, or 1.7%, to $5.5 million for the three months ended March 31, 2023 as compared to $5.4 million for the three months ended March 31, 2022. The increase in cost of services is in line with the increase in service revenue for the same period. Cost of services as a percentage of total revenue was 33.2% for the three months ended March 31, 2023 compared to 21.6% for the three months ended March 31, 2022.

Cost of product revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of product revenue	$3,942	$10,251	$(6,309)	(61.5)%
Percent of total revenue	23.6%	40.7%

Cost of product revenue decreased by $6.3 million, or 61.5%, to $3.9 million for the three months ended March 31, 2023 as compared to $10.3 million for the three months ended March 31, 2022. The decrease is in line with the decrease in product revenue. Cost of product revenue as a percentage of total revenue was 23.6% for the three months ended March 31, 2023 compared to 40.7% for the three months ended March 31, 2022.

Sales and Marketing

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$702	$566	$136	24.0%
Percent of total revenue	4.2%	2.2%

Sales and marketing expense increased by $136 thousand, or 24.0%, to $702 thousand for the three months ended March 31, 2023 as compared to $566 thousand for the three months ended March 31, 2022. The increase in sales and marketing expense was primarily due to rebuilding of the sales team to support the Company's growth initiatives.

Research and development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$963	$1,577	$(614)	(38.9)%
Percent of total revenue	5.8%	6.3%

Research and development expense decreased by $0.6 million, or 38.9%, to $1.0 million for the three months ended March 31, 2023 as compared to $1.6 million for the three months ended March 31, 2022. The decrease in research and development expense was primarily due to rebalancing of the technology team.

General and administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$17,325	$17,222	$103	0.6%
Percent of total revenue	103.9%	68.3%

General and administrative expense slightly increased by $103 thousand, or 0.69%, to $17.3 million for the three months ended March 31, 2023 as compared to $17.2 million for the three months ended March 31, 2022. General and administrative expenses increased as a percentage of revenue from 68.3% for the three months ended March 31, 2022 to 103.9% for the three months ended March 31, 2023, which was primarily due to severance expense of $1.6 million, increase in directors and officer insurance of $0.4 million, increase in stock compensation expense of $0.2 million and director fees of $0.1 million in the current fiscal period compared to the prior period.

Depreciation and amortization

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$202	$201	$1	0.5%
Percent of total revenue	1.2%	0.8%

Depreciation and amortization expense remained relatively flat at $0.2 million for the three months ended March 31, 2023 and March 31, 2022.

Interest expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$2,014	$652	$1,362	208.9%
Percent of total revenue	12.1%	2.6%

Interest expense increased by $1.4 million, or 208.9%, to $2.0 million for the three months ended March 31, 2023 as compared to $0.7 million for the three months ended March 31, 2022. The increase in interest expense was primarily due to interest on the Company’s Convertible notes in the first quarter of 2023, as compared to interest on the notes payable in the first quarter of 2022. The notes payable were fully repaid at closing of the Business Combination.

Change in fair value of promissory notes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of promissory notes	$159	$—	$159	100.0%
Percent of total revenue	1.0%	—%

Change in fair value of promissory notes was $159 thousand for the three months ended March 31, 2023. The Company recognized a loss of $159 thousand for the three months ended March 31, 2023 that were related to the 2023 Promissory Notes and Convertible Promissory Notes in connection with the amendments to the Convertible Notes. The Company engaged a third party specialist to assist with the valuation of such notes.

Change in fair value of derivatives

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of derivatives	$(847)	$—	$(847)	100.0%
Percent of total revenue	(5.1)%	—%

Change in fair value of derivatives notes was a loss of $847 thousand for the three months ended March 31, 2023. The Company recognized a change in fair value of derivatives notes in connection with the Standby Agreement. All shares from such agreement were resold as of March 31, 2023.

Change in fair value of unconsolidated affiliate

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of unconsolidated affiliates	$645	$1,033	$(388)	(37.6)%
Percent of total revenue	3.9%	4.1%

Change in fair value of unconsolidated affiliates decreased by $0.4 million, or 37.6%, to a loss of $0.6 million for the three months ended March 31, 2023 as compared to a loss of $1.0 million for the three months ended March 31, 2022. The decrease in the first quarter of 2022 is attributable to the Company’s investment in ModCloth, which was formed in April 2021, and IPCO, which was formed in December 2021. The decrease in the first quarter of 2023 is attributable to the Company's investment in IPCO. The Company elected to apply the fair value option of accounting to the joint ventures. The Company engaged a third-party valuation specialist to assist with the fair value assessment. As a result, the Company recorded a fair value adjustment for the investment in connection with its 50% interest during the three months ended March 31, 2023 and March 31, 2022.

Change in fair value of convertible notes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible notes	$(4,591)	$—	$(4,591)	100.0%
Percent of total revenue	(27.5)%	—%

Change in fair value of the Convertible Notes was a gain of $4.6 million for the three months ended March 31, 2023. The change is attributable to fair value of the Convertible Notes, which the Company engaged a third-party valuation specialist to assist with the fair value assessment.

Other (loss) income

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other (loss) income	$(558)	$1,954	$(2,512)	(128.6)%
Percent of total revenue	(3.3)%	7.8%

Other (loss) income decreased by $2.5 million, or 128.6%, to a loss of $0.6 million for the three months ended March 31, 2023. as compared to a gain of $2.0 million for the three months ended March 31, 2022. The loss in the first quarter of 2023 is primarily related to the warrant fair value adjustment in connection with the Warrant Agreement Amendment. The gain in the first quarter of 2022 was primarily related to the settlement of deferred revenue of $1.6 million related to sale of finished inventory to IPCO.

Provision for income tax

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
(Benefit) Provision for income tax	$(26)	$158	$(184)	(116.5)%
Percent of total revenue	(0.2)%	0.6%

The provision for income tax increased $184 thousand, or 116.5%, to a benefit of $26 thousand during the three months ended March 31, 2023 as compared to an expense of $158 thousand for the three months ended March 31, 2022. The increase was primarily due to a full valuation allowance for differences related to GAAP and tax income related to the Company’s joint ventures due to election of accounting for the joint ventures using the equity method fair value option.

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

We calculate and define Adjusted EBITDA as net loss, adjusted to exclude: (1) interest expense, (2) income tax expense, (3) depreciation and amortization, (4) severance pay and (5) stock based compensation.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net Loss	$(9,901)	$(9,942)
Interest expense	2,014	652
(Benefit) Provision for income taxes	(26)	158
Depreciation and amortization	202	201
Severance pay	1,593	12
Stock based compensation	253	58
Adjusted EBITDA	$(5,865)	$(8,861)

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

The accompanying consolidated financial statements as of and for the three months ended March 31, 2023 have been prepared assuming the Company will continue as a going concern. The Company has sustained recurring losses and negative cash flows from operations and had a cash balance of $0.6 million as of March 31, 2023.

Our independent auditors, in their report on our audited financial statements for the year ended December 31, 2022, expressed substantial doubt about our ability to continue as a going concern for at least twelve months from the date that such consolidated financial statements were issued.

In March 2023, the Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023 of $2.3 million, resulting in a default. On March 26, 2023, the Company, the Notes Guarantors and Holders entered into the Waivers pursuant to which, among other things, each Holder agreed to (i) waive the Specified Default and any payment obligation of the Company under the Indenture with respect to the March Interest Payment, (ii) in lieu of the Interest Payments, (a) receive a Promissory Note or Convertible Promissory Note, as applicable, and (b) amend the Warrant Agreement to reduce the exercise price of the warrants governed thereby from $11.50 to $0.01, and (iii) consent to the entry into the Supplemental Indenture. The Supplemental Indenture, among other things, lowered the minimum amounts of liquidity the Company must maintain on a consolidated basis for each quarter in 2023 and the first quarter of 2024.

In April 2023, the Company completed a registered public offering of common stock and common warrants for aggregate gross proceeds of $22 million, before deducting placement agent fees and other offering expenses.

In addition, the Company is currently executing on various strategies to improve available cash balances, liquidity and cash generated from operations, including strategic growth plans, ongoing comprehensive cost reduction and performance improvement programs, reduced headcount and elimination of certain discretionary and general and administrative expenses, and taking steps to improve the operational efficiency of our fulfillment operations. With these strategies in place, the Company believes it will be able to continue as a going concern for at least the next twelve months.

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

On March 26, 2023, the Company, the Notes Guarantors and Holders entered into limited waivers and consents pursuant to which each holder agreed to (i) waive the Specified Default and any payment obligation of the Company under the Indenture with respect to the March Interest Payment, (ii) in lieu of the Interest Payments, (a) receive a Promissory Note (as defined below) and (b) amend the Warrant Agreement (as defined below) to reduce the exercise price of the warrants governed thereby from $11.50 to $0.01, and (iii) consent to the entry into the Supplemental Indenture.

The Supplemental Indenture, among other things, (i) lowered the minimum amounts of liquidity the Company must maintain on a consolidated basis for each quarter in 2023 and the first quarter of 2024, (ii) added restrictions on the Company's ability to make payments relating to certain restricted investments, (iii) decreased the maximum amount of equity interests that the Company may repurchase, redeem, acquire or retire, (iv) removed the Company's ability to issue preferred stock or incur certain unsecured indebtedness or junior lien indebtedness, (v) decreased other permitted debt baskets, (vi) decreased the threshold for a cross-default for purposes of determining an Event of Default and (vii) added a new Event of Default in the event the Company does not consummate an underwritten primary equity offering providing at least $10 million of proceeds to the Company by April 30, 2023.

On March 26, 2023, the Company, the Notes Guarantors and each holder of the Convertible Notes executed unsecured promissory notes, with each 2023 Promissory Note having an aggregate principal amount equal to such holder's interest payments. The 2023 Promissory Notes mature on March 26, 2025 and accrue interest at seven percent per annum (7.0%).

In addition, the 2023 Promissory Notes provide that, in the event the Company consummates the April 2023 Offering by April 30, 2023, the holder of each 2023 Promissory Note has the option to require the Company to prepay a portion of the principal balance of the 2023 Promissory Note in an amount equal to or less than the gross proceeds to the Company from any purchases by the Holder of the Company's securities in the April 2023 Offering. Each holder may exercise its Put Option within ten business days following the closing and funding of the April 2023 Offering. In addition, certain of the 2023 Promissory Notes provide such holders with the right to convert the Promissory Note into unregistered securities of the Company on the same terms as the securities offered in the April 2023 Offering in the event such offering takes place.

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

Promissory Notes

During the second quarter of 2022, the Company entered into promissory notes with various individuals (the “Promissory Notes”), including current investors, members of management and other unrelated parties in exchange for cash in an amount equal to $7.0 million (the “Promissory Notes”). The Promissory Notes were due to mature on the earlier of (a) one year from issuance or (b) the closing of the Business Combination (Note 1) and bore per annum interest at the rate of 7.75% plus the greater of 3.50% or the prime rate as published by the Wall Street Journal. The Company was required to make nine interest-only payments, followed by three principal and interest payments. In connection with the Promissory Notes, the Company issued warrants (“Promissory Note Warrants”) to purchase up to 31,024 shares of common stock of the Company at an exercise price of $0.01 per share (Note 8). Upon payment in full of the Promissory Notes, the Company was required to make an additional final payment (“Final Payment”) of $3.5 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Cash flow used in operating activities	$(22,246)	$(5,277)
Cash flow used in investing activities	(18)	(101)
Cash flow provided by financing activities	7,496	3,652

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

During the three months ended March 31, 2023, net cash used in operating activities increased by $17.0 million to $22.3 million, compared to net cash used in operating activities of $5.3 million during the three months ended March 31, 2022. The primary driver of the change was the timing of payment for clients and vendors.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment and software.

During the three months ended March 31, 2023, net cash used in investing activities decreased by $83 thousand to $18 thousand compared to net cash used in investing activities of $101 thousand during the three months ended March 31, 2022. The primary driver of the decrease was cash used in the prior year in equipment purchases.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of debt as well as activity related to the Business Combination.

During the three months ended March 31, 2023, net cash provided by financing activities increased by $3.8 million to $7.5 million, compared to net cash provided by financing activities of $3.7 million for the three months ended March 31, 2022. The change was primarily driven by the proceeds from the Loans.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of March 31, 2023.

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

Convertible notes

The Company accounts for the Convertible Notes in accordance with ASC 825-10, "Financial Instruments," under which the Convertible Notes meet the criteria to be accounted for using the fair value method. The Convertible Notes are subject to fair value assessment each reporting period. As such, changes to fair value are recorded in the consolidated income statements to change in fair value of the Convertible Notes. In valuing the Convertible Notes, we utilized the valuation from an independent third-party specialist, which uses a binomial lattice valuation model. Changes in these estimates and assumptions or the relationship between those assumptions impact our valuation as of the valuation date and may have a material impact on the valuation.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

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

As of the end of the period covered by this Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2023, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities

Other than with respect to the Unregistered Securities described in the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2023, we sold no securities during the three months ended March 31, 2023 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nogin, Inc.	8-K	3.1	9/01/2022
3.2	Amended and Restated Bylaws of Nogin, Inc.	8-K	3.2	9/01/2022
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nogin, Inc.	8-K	3.1	3/28/2023
4.1	Supplemental Indenture, dated as of March 26, 2023, by and among Nogin, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	4.1	3/27/2023
4.2	Form of Promissory Note.	8-K	4.2	3/27/2023
4.3	Amendment to PIPE Warrant Agreement, dated as of March 26, 2023, by and between Nogin, Inc. and Continental Stock Transfer & Trust Company.	8-K	4.3	3/27/2023
10.1	Form of Limited Waiver and Consent.	8-K	10.1	3/27/2023
10.2	Separation Agreement and Mutual Release, dated January 27, 2023, by and between Nogin, Inc., Nogin Commerce, Inc. and Jan-Christopher Nugent.	8-K	10.1	1/27/2023
10.3	Employment Agreement, dated January 30, 2023, by and between Nogin, Inc. and Jonathan S. Huberman.	8-K	10.1	1/30/2023
10.4	Employment Agreement, dated January 30, 2023, by and between Nogin, Inc. and Shahriyar Rahmati.	8-K	10.2	1/30/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial information from Nogin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statement of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Deficit - Unaudited, (iv) the Condensed Consolidated Statement of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

May 15, 2023

By:	/s/ Shahriyar Rahmati
Shahriyar Rahmati
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

May 15, 2023