Form 10-Q
period 2023-06-30
Nogin, Inc.
filed 2023-08-14
CIK 1841800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 11,092,559 shares of the registrant’s common stock outstanding, par value $0.0001 per share.

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

Nogin, Inc. and Subsidiaries

Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nogin, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$3,143	$15,385
Accounts receivable, net	1,908	1,578
Inventory	13,146	15,726
Prepaid expenses and other current assets	1,977	2,539
Total current assets	20,174	35,228
Property and equipment, net	1,895	1,595
Right-of-use asset, net (Note 19)	16,272	17,391
Goodwill	6,748	6,748
Intangible assets, net	5,384	5,493
Investment in unconsolidated affiliates	6,466	7,404
Other non-current asset	972	1,074
Total assets	$57,911	$74,933
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,936	$19,605
Due to clients	3,609	10,891
Related party payables	869	1,033
Loans (Note 7)	3,155	—
Accrued expenses and other liabilities (Note 6)	16,281	17,826
Lease liabilities, current portion (Note 19)	4,512	4,367
Total current liabilities	42,362	53,722
Long-term note payable, net	329	—
Convertible notes (Note 7)	59,134	60,852
Deferred tax liabilities	407	394
Lease liabilities, net of current portion (Note 19)	13,637	15,223
Other long-term liabilities (Note 6)	23,472	17,766
Total liabilities	139,341	147,957

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 500,000,000 shares authorized; 11,092,559 and 3,334,714 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	—
Additional paid-in capital	22,596	9,270
Accumulated deficit	(104,027)	(82,294)
Total stockholders’ deficit	(81,430)	(73,024)
Total liabilities and stockholders’ deficit	$57,911	$74,933

See the accompanying notes to the unaudited condensed consolidated financial statements.

Nogin, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net service revenue	$7,543	$9,254	$16,461	$17,787
Net product revenue	4,739	7,834	11,284	20,756
Net revenue from related parties	460	3,262	1,674	7,005
Total net revenue	12,742	20,350	29,419	45,548
Operating costs and expenses:
Cost of services (1)	3,277	5,757	8,807	11,192
Cost of product revenue (1)	1,972	5,156	5,913	15,407
Sales and marketing	715	620	1,417	1,186
Research and development	1,163	1,250	2,126	2,827
General and administrative	15,814	13,140	33,139	30,362
Depreciation and amortization	235	219	437	420
Total operating costs and expenses	23,176	26,142	51,839	61,394
Operating loss	(10,434)	(5,792)	(22,420)	(15,846)
Interest expense	(2,777)	(1,464)	(4,791)	(2,117)
Change in fair value of promissory notes	(259)	(2,566)	(418)	(2,566)
Change in fair value of derivative instruments	3,462	—	4,309	—
Change in fair value of unconsolidated affiliates	(293)	(949)	(938)	(1,982)
Change in fair value of convertible notes	(1,296)	—	3,295	—
Debt extinguishment gain	63	—	63	—
Other (loss) income, net	(259)	(292)	(818)	1,661
Loss before income taxes	(11,793)	(11,063)	(21,718)	(20,850)
(Benefit) Provision for income taxes	39	(93)	13	65
Net loss	$(11,832)	$(10,970)	$(21,732)	$(20,915)

Net loss per common share – basic and diluted	$(1.13)	$(5.54)	$(3.13)	$(10.56)
Weighted average shares outstanding – basic and diluted	10,506,521	1,981,097	6,940,429	1,981,097

(1)
Exclusive of depreciation and amortization shown separately.

See the accompanying notes to the unaudited condensed consolidated financial statements

Nogin, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

	Convertible Redeemable Preferred Stock
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2021	443,224	4,687	316,707	6,502	1,981,097	—	4,362	(1,330)	(16,262)	(13,230)
Stock-based Compensation	—	—	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	—	—	(9,942)	(9,942)
Balance, March 31, 2022	443,224	$4,687	316,707	$6,502	1,981,097	$—	$4,420	$(1,330)	$(26,204)	$(23,114)
Stock-based Compensation	—	—	—	—	—	—	25	—	—	25
Warrant issuance	—	—	—	—	—	—	713	—	—	713
Net loss	—	—	—	—	—	—	—	—	(10,970)	(10,970)
Balance, June 30, 2022	443,224	$4,687	316,707	$6,502	1,981,097	$—	$5,158	$(1,330)	$(37,174)	$(33,346)

Balance, December 31, 2022	—	—	—	—	3,334,714	—	9,270	—	(82,294)	(73,024)
Stock-based compensation	—	—	—	—	—	—	253	—	—	253
Fair value of equity classified warrants in common stock	—	—	—	—	—	—	430	—	—	430
Net loss	—	—	—	—	—	—	—	—	(9,901)	(9,901)
Balance, March 31, 2023	—	$—	—	$—	3,334,714	$—	$9,953	$—	$(92,195)	$(82,242)
Stock and warrant issuance	—	—	—	—	7,699,277	1	12,526	—	—	12,527
Stock-based compensation	—	—	—	—	—	—	117	—	—	117
Warrant exercise	—	—	—	—	58,568	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(11,832)	(11,832)
Balance, June 30, 2023	—	$—	—	$—	11,092,559	$1	$22,596	$—	$(104,027)	$(81,430)

See the accompanying notes to the unaudited condensed consolidated financial statements

Nogin, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,732)	$(20,915)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	437	420
Amortization of debt issuance costs and discounts	722	802
Debt issuance costs expensed under fair value option	554	—
Stock-based compensation	370	83
Deferred income taxes	13	65
Change in fair value of unconsolidated affiliates	938	1,982
Change in fair value of warrant liability	(3,739)	509
Change in fair value of promissory notes	878	2,566
Change in fair value of convertible notes	(3,295)	—
Change in fair value of derivatives	(847)	—
Settlement of deferred revenue	—	(1,611)
Gain on extinguishment of accounts payable liabilities	(63)	—
(Gain) loss on disposal of asset	(1)	82
Changes in operating assets and liabilities:
Accounts receivable	(331)	(546)
Related party receivables	—	(880)
Inventory	2,580	6,392
Prepaid expenses and other current assets	2,469	(2,306)
Other non-current assets	85	—
Accounts payable	(3,673)	(12)
Due to clients	(7,280)	(555)
Related party payables	(164)	1,870
Lease assets and liabilities	(323)	—
Accrued expenses and other liabilities	2,187	(1,139)
Net cash used in operating activities	(30,215)	(13,193)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(613)	(226)
Proceeds from sale of property and equipment	4	—
Net cash used in investing activities	(609)	(226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of April 2023 Offering	22,000	—
Payment of issuance costs for April 2023 Offering	(1,291)	—
Proceeds from short-term loan	3,275	—
Payment of short-term loan	(1,743)	—
Proceeds from promissory notes	—	5,000
Proceeds from promissory notes – related parties	—	1,975
Payment of promissory notes	(3,478)	—
Payment of promissory notes – related parties	(106)	—
Payment of debt issuance costs	(75)	(70)
Proceeds from line of credit	—	86,905
Repayments of line of credit	—	(82,255)
Net cash provided by financing activities	18,582	11,555
NET DECREASE IN CASH AND RESTRICTED CASH	(12,242)	(1,864)
Beginning of period	15,385	4,571
End of period	$3,143	$2,707

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$959	$1,288
Cash paid for taxes	118	169
Right-of-use assets exchanged for lease liabilities	1,120	—

Noncash Investing and Financing Activities
Issuance of warrants with debt	$1,483	—
Promissory Note Issuance (Default Interest)	4,649	—
Issuance of note to extinguish accounts payable	1,933	—

SCHEDULE OF CASH AND RESTRICTED CASH
Cash	$3,143	$1,207
Restricted cash	—	1,500
Total cash and restricted cash	$3,143	$2,707

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

Reverse Stock Split

On March 18, 2023, the Company’s Board of Directors (the “Board”) approved a one-for-twenty reverse stock split of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The reverse stock split became effective upon filing of a certificate of amendment to the Company’s second amended and restated certificate of incorporation on March 28, 2023. Upon the effectiveness of the reverse stock split, (i) every twenty shares of outstanding Common Stock were reclassified and combined into one share of Common Stock and (ii) the number of Common Stock for which each outstanding option and warrant to purchase Common Stock is exercisable was proportionately decreased and the exercise price per share of Common Stock of each outstanding option and warrant to purchase Common Stock was proportionately increased. No fractional shares were issued as a result of the reverse stock split. The total number of authorized shares of Common Stock and the par value per share of Common Stock did not change as a result of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and exercise price of each outstanding option and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

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

As a result of the Business Combination, equity holders of Legacy Nogin received approximately 2.7 million shares of Common Stock and cash consideration of $15.0 million, of which $10.9 million was deferred on the Closing Date (Note 9).

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

In connection with the Business Combination, the Company received proceeds of approximately $58.8 million from SWAG’s trust account, net of redemptions by SWAG’s public shareholders, as well as approximately $65.5 million in proceeds from the contemporaneous issuance of 7.00% Convertible Senior Notes due 2026 (the “Convertible Notes”). The aggregate cash raised has been used for general business purposes, the paydown of Legacy Nogin’s outstanding debt, the payment of transaction costs and the payment of the cash consideration.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2022. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023, or for any future annual or interim periods.

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

The accompanying consolidated financial statements as of and for the six months ended June 30, 2023 have been prepared assuming the Company will continue as a going concern. The Company has sustained recurring losses, negative working capital and negative cash flows from operations and had a cash balance of $3.1 million as of June 30, 2023. These conditions provide substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these consolidated financial statements are issued.

In March 2023, the Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023 of $2.3 million, resulting in a default. On March 26, 2023, the Company, the Notes Guarantors (as defined below) and the holders of the Convertible Notes (collectively, the “Holders”) entered into limited waivers and consents (each, a “Waiver” and collectively, the “Waivers”) pursuant to which, among other things, each Holder agreed to (i) waive the Specified Default (as defined below) and any payment obligation of the Company under the Indenture with respect to the March Interest Payment (as defined below), (ii) in lieu of the Interest Payments (as defined below), (a) receive a promissory note or convertible promissory note, as applicable, and (b) amend the Warrant Agreement (as defined below) to reduce the exercise price of the warrants governed thereby from $11.50 to $0.01, and (iii) consent to the entry into the Supplemental Indenture (as defined below). The Supplemental Indenture, among other things, lowered the minimum amounts of liquidity the Company must maintain on a consolidated basis for each quarter in 2023 and the first quarter of 2024.

On April 4, 2023, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which the Company agreed to sell, issue, and deliver to Investors, in a registered public offering (the “April 2023 Offering”) (i) 7,333,334 shares of Common Stock and (ii) warrants to purchase 7,333,334 shares of Common Stock (the “Common Warrants”). Under the terms of the Purchase Agreements, the Company agreed to sell its Common Stock and accompanying Common Warrants at a combined offering price of $3.00 per share of Common Stock and accompanying Common Warrant. The Company also entered into a Placement Agency Agreement, dated April 4, 2023, by and between the Company and the Placement Agents (the “Placement Agency Agreement”), pursuant to which the Placement Agents received a cash fee equal to a portion of the purchase price paid by the Investors.

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

Accounts Receivable, Net

The allowance for credit losses was $215 thousand as of June 30, 2023 and $425 thousand as of December 31, 2022.

Inventory

Inventory is comprised entirely of finished goods for resale. The reserve for returns was $48 thousand as of June 30, 2023 and $535 thousand as of December 31, 2022.

Concentration of Risks

Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, restricted cash and accounts receivables. The Company maintains cash balances at financial institutions. Amounts on deposit at these institutions are secured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has had bank deposits in excess of the FDIC’s insurance limit. The Company has not experienced any losses in its cash accounts to date. Management believes that the Company is not exposed to any significant credit risk with respect to its cash.

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. As of June 30, 2023, receivables from two customers amounted to $457 thousand (or 23% of accounts receivable) and $420 thousand (or 21% of accounts receivable), respectively. As of December 31, 2022, receivables from two customers amounted to $771 thousand (or 44% of accounts receivable) and $153 thousand (or 9% of accounts receivable), respectively.

Major Customers

For the six months ended June 30, 2023, revenue from our top three customers amounted to $4.6 million (or 16% of total revenue), $3.0 million (or 10% of total revenue), and $1.8 million (or 6% of total revenue), respectively. For the six months ended June 30, 2022, revenue from our top three customers amounted to $15.1 million (or 33% of total revenue), $6.3 million (or 14% of total revenue), and $4.2 million (or 9% of total revenue), respectively.

Major Suppliers

For the six months ended June 30, 2023, our top three vendors accounted for operating expense of $3.4 million (or 11% of total operating expense purchases), $2.4 million (or 8% of total operating expense purchases) and $2.0 million (or 7% of total operating expense purchases), respectively. For the six months ended June 30, 2022, our top three vendors accounted for operating expense of $5.6 million (or 14% of total operating expense purchases), $4.5 million (or 11% of total operating expense purchases) and $4.1 million (or 10% of total operating expense purchases), respectively.

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

Long-lived Assets

There was no impairment of long-lived assets at June 30, 2023 and December 31, 2022.

Goodwill

There was no impairment of goodwill at June 30, 2023 and December 31, 2022.

Intangibles

Intangible assets include acquired technology, trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the asset, which range from five to fifteen years. Indefinite lived assets such as trade names are expected to generate cash flows indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances. There was no impairment of indefinite-lived assets at June 30, 2023 and December 31, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

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

Variable consideration is included in revenue for potential product returns. The Company uses an estimate to constrain revenue for the expected variable consideration at each period end. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of returns. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. The estimated reserve for returns is included on the balance sheet in accrued expenses with changes to the reserve in revenue on the accompanying statement of operations. The reserve for returns as of June 30, 2023 was $0.3 million and as of December 31, 2022 was $1.4 million.

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

Commerce-as-a-Service

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

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses” (Topic 326). The FASB issued this update to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this update replace the existing guidance of incurred loss impairment methodology with an approach that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies the scope of guidance in the ASU 2016-13. This update is effective for interim and annual periods beginning after December 15, 2022, with amendments generally applied prospectively. The Company adopted this update effective January 1, 2023, and it did not have a material impact on the Company’s financial statements as a result of adoption.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which improves Convertible Instruments and Contracts in an Entity’s Own Equity and is expected to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it.

The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 is effective for the Company beginning January 1, 2024, with early adoption permitted as of January 1, 2021. The Company early adopted the provisions of ASU 2020-06 effective January 1, 2022 and it did not have a material impact on the Company’s financial statements as a result of adoption.

Other recently issued accounting standards are not expected to have a material effect on the Company’s financial statements.
3.
PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Furniture and equipment	$2,993	$2,406
Leasehold improvements	572	572
Property and equipment, gross	3,565	2,978
Less accumulated depreciation	(1,670)	(1,383)
Property and equipment, net	$1,895	$1,595

Depreciation expense for property and equipment for the six months ended June 30, 2023 and 2022 was $310 thousand and $304 thousand, respectively.

4.
GOODWILL AND INTANGIBLE ASSETS

In connection with the ModCloth acquisition (Note 13), the Company recorded $6.7 million of goodwill.

In connection with the BTB (ABC), LLC (“Betabrand”) acquisition, the Company’s amortization expense for capitalized software for the six months ended June 30, 2023 and 2022 was $55 thousand and $58 thousand, respectively.

As of June 30, 2023 and December 31, 2022, intangible assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Software	$1,166	$1,166
Trade Name	4,617	4,617
	5,783	5,783
Less: Accumulated amortization	(399)	(290)
Intangible assets-net	$5,384	$5,493

As of June 30, 2023, the Company’s amortization of intangibles for the next five years are as follows (in thousands):

2023 (remaining payments)	$110
2024	219
2025	219
2026	219
2027	—
Total remaining intangible amortization	$767

5.
INVESTMENT IN UNCONSOLIDATED AFFILIATES

On April 6, 2021, the Company and Tiger Capital Group, LLC (“Tiger Capital”) formed a joint venture, ModCloth Partners, LLC (“ModCloth”). The Company and Tiger Capital each contributed $1.5 million into ModCloth and the Company owned 50% of the outstanding membership units. Tiger Capital provided the financing for the inventory, while the Company entered into a Master

Services Agreement with ModCloth to provide the e-commerce services (see Note 14). The Company accounted for its investment in ModCloth under the fair value option of accounting.

On December 1, 2022, Tiger Capital assigned its interest in ModCloth to the Company for $1.5 million, at which point ModCloth became a wholly-owned subsidiary of the Company. In addition, the Company paid the remaining balance of approximately $1 million on the inventory financing arrangement between ModCloth and Tiger Capital (Note 13).

On December 31, 2021, the Company and CFL Delaware, Inc. (“CFL”) formed a joint venture, IPCO, whereby Nogin contributed certain assets acquired from the Betabrand acquisition and entered into a Master Services Agreement with IPCO to provide certain e-commerce services, marketing, photography, customer service and merchant credit card monitor fraud services (Note 14). Also, CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company accounts for its investment in IPCO under the fair value option of accounting. As of June 30, 2023 and December 31, 2022, the investment balance related to IPCO was $6.5 million and $7.4 million, respectively, and was included in investment in unconsolidated affiliates on the consolidated balance sheets. For the six months ended June 30, 2022, the Company recorded a loss of $1.6 million to other expense related to the settlement of deferred revenue related to sale of finished inventory to IPCO. In addition, the Company recorded a fair value loss related to its IPCO investment of $938 thousand and $41 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively, included in changes in fair value of unconsolidated affiliates on the consolidated statement of operations.

The following table presents summarized financial information for the joint venture for the six months ended June 30, 2023 and 2022, and as of June 30, 2023 and December 31, 2022 (in thousands):

	IPCO
	For the Six Months Ended June 30,	For The Six Months Ended June 30,
	2023	2022
Net revenue	$5,598	$13,578
Gross margin	3,883	10,776
Net loss	(2,002)	(826)

	IPCO
	As of June 30, 2023	As of December 31, 2022
Current assets	$2,356	$4,254
Long term assets	5,214	5,509
Current liabilities	4,299	6,142
Long term liabilities	2,762	1,032

The Company’s IPCO investments are Level 3 fair value measurements. The Company utilized the following valuation methods to conclude on the fair value as of June 30, 2023:

- Discounted Cash Flow– The key unobservable input utilized was a discount rate of 17.1% for IPCO.

- Guideline Public Company Method – The Company utilized a revenue multiple of 0.65x for IPCO on current period forecasted revenues. The revenue multiple was derived from public peers of IPCO.

- Guideline Transaction Method – The Company utilized a revenue multiple of 0.70x for IPCO on current period forecasted revenues. The revenue multiple was derived from public transactions in which the target companies were similar to IPCO.

The following table summarizes the changes in the IPCO investment Level 3 fair value measurement (in thousands):

IPCO
Balance as of January 1, 2022	$7,133
Change in fair value	271
Balance as of December 31, 2022	7,404
Change in fair value	(645)
Balance as of March 31, 2023	$6,759
Change in fair value	(293)
Balance as of June 30, 2023	$6,466

6.
CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Business Combination consideration payable	$5,000	$5,000
Contract liability	4,229	5,058
Payroll and other employee costs	2,164	1,300
Sales tax payable	525	1,191
Accrued interest	8	1,622
Accrued transaction costs	—	840
Inventory accrual	—	503
Other accrued expenses and current liabilities	4,355	2,312
Total	$16,281	$17,826

Included in “Contract liability” are liabilities primarily related to unearned revenue and unredeemed gift cards. Unearned revenue is recorded when payments are received in advance of fulfilling our obligations and is recognized when the obligations are fulfilled.

As of June 30, 2023, our liabilities for unearned revenue were $3.2 million, which included $2.6 million employee retention credits received in June 2023. As of December 31, 2022, our liabilities for unearned revenue were $2.1 million. As of June 30, 2023 and December 31, 2022, our liabilities for unredeemed gift cards were $1.1 million and $3.0 million.

Other long-term liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Deferred transaction costs payable	$10,979	$10,979
Warrant liability	6,756	—
Business Combination consideration payable	3,815	3,355
Deferred PIPE issuance costs payable	1,160	1,160
PIPE principal accretion	—	617
Legal settlement	668	621
Standby agreement derivative liability	—	847
Other long-term liabilities	94	187
Total	$23,472	$17,766

7.
LONG-TERM DEBT

Convertible Notes and Indenture

On April 19, 2022, the Company, certain guarantors named therein (the “Notes Guarantors”) and certain investors named therein (each, a “Subscriber” and collectively, the “Subscribers”), entered into subscription agreements (each, a “PIPE Subscription Agreement” and collectively, the “PIPE Subscription Agreements”) pursuant to which the Company agreed to issue and sell to the Subscribers immediately prior to the closing of the Business Combination (i) up to an aggregate principal amount of $75.0 million of 7.00% Convertible Notes due 2026 at par value of the notes and (ii) up to an aggregate of 1.5 million warrants (the “PIPE Warrants”) with each whole PIPE Warrant entitling the holder thereof to purchase one share of Common Stock

On August 26, 2022, immediately prior to the closing of the Business Combination (the “Closing”), the Company issued $65.5 million aggregate principal amount of Convertible Notes and, as contemplated by the PIPE Subscription Agreements, the Company, the Note Guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an Indenture governing the Convertible Notes (the “Indenture”). The Convertible Notes were offered in a private placement under the Securities Act, pursuant to the PIPE Subscription Agreements. The Convertible Notes will mature on September 1, 2026 (the “Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms, and will accrue interest at a rate of 7.00% per annum, payable in cash. The Convertible Notes may be converted at any time (in whole or in part) into shares of Common Stock, at the option of the holder of such Convertible Note, based on the applicable conversion rate at such time. The conversion price is approximately $230.00 per share of Common Stock, based on an initial conversion rate of 4.3478 shares of Common Stock per $1,000 principal amount of Convertible Notes. For conversions with a conversion date on or after the first anniversary of the closing of the Transactions and prior to the regular record date immediately preceding the Maturity Date, the conversion consideration will also include an interest make-whole payment equal to the remaining scheduled payments of interest on the Convertible Note being converted through the Maturity Date. The Company will be able to elect to make such interest make-whole payment in cash or in Common Stock, subject to certain conditions. The conversion rate is subject to adjustments set forth in the Indenture, including conversion rate resets (x) on August 27,

2023, September 26, 2023 and September 26, 2024 and (y) following the consummation of certain equity and equity-linked offerings by the Company and sales of certain equity and equity-linked securities by certain shareholders of the Company. On August 27, 2023, the conversion rate will reset to the greater of (i) the then- current conversion rate and (ii) if the Standby Capital VWAP Sale Price (as defined below) is less than or equal to $150.00, the quotient of (x) $1,000 and (y) the volume weighted average sale price of shares of Common Stock sold under the Standby Agreement (as defined below) (the “Standby Capital VWAP Sale Price”). As of June 30, 2023, the Standby Capital VWAP Sale Price was $35.20.

Each holder of a Convertible Note has the right to cause the Company to repurchase for cash all or a portion of the Convertible Notes held by such holder upon the occurrence of a “Fundamental Change” (as defined in the Indenture) at a price equal to (i) on or before September 26, 2023, 100% of the original principal amount of such Convertible Note, and (ii) from and after September 26, 2023, 100% of the accreted principal amount applicable at such time pursuant to the terms of the Indenture, in each case, plus accrued and unpaid interest.

The Indenture includes restrictive covenants that, among other things, require the Company to maintain a minimum level of liquidity on a consolidated basis and limit the ability of the Company and its subsidiaries to incur indebtedness above certain thresholds or to issue preferred stock, to make certain restricted payments, to dispose of certain material assets and engage in other asset sales, subject to reinvestment rights, to pay certain advisory fees in connection to the Transactions and the transactions contemplated by the PIPE Subscription Agreements above a certain threshold, and other customary covenants with respect to the collateral securing the obligations created by the Convertible Notes and the Indenture, including the entry into security documents (in each case, subject to certain exceptions set forth in the Indenture); provided that the covenants with respect to (i) the making of restricted payments, (ii) the incurrence of indebtedness, (iii) the disposition of certain material assets and asset sales, (iv) liquidity, (v) the payment of advisory fees and (vi) the collateral securing the obligations created by the Convertible Notes and the Indenture shall terminate once less than 15% of the aggregate principal amount of the Convertible Notes are outstanding. The liquidity covenant would terminate if the Company achieves $175 million in consolidated revenue in the preceding four fiscal quarters. Certain of the Company’s subsidiaries will serve as Notes Guarantors that jointly and severally, fully and unconditionally guarantee the obligations under the Convertible Notes and the Indenture. The Indenture also requires certain future subsidiaries of the Company, if any, to become Notes Guarantors. This covenant will terminate once less than 15% of the aggregate principal amount of the Convertible Notes are outstanding. The Indenture also includes customary events of default and related provisions for potential acceleration of the Convertible Notes.

The Company elected to account for the Convertible Notes under the fair value option of accounting upon issuance of the Convertible Notes. At issuance the Company recognized the fair value of the Convertible Notes of $65.1 million with the remaining $0.4 million of proceeds received allocated to the PIPE Warrants. As of June 30, 2023 and December 31, 2022, the fair value of the Convertible Notes were $59.1 million and $62.5 million, respectively, of which $0 million and $1.6 million, respectively, representing accrued interest, is included in accrued expenses and other current liabilities on the consolidated balance sheets. The gain on fair value of the Convertible Notes during the six months ended June 30, 2023 was $3.3 million of which $2.3 million is included in interest expense, which is recognized based on effective interest method.

The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a binomial lattice valuation model. The significant inputs to the valuation of the Convertible Notes at fair value are Level 3 inputs since they are not directly observable. The significant assumptions used in the model are the discount rate of 13.80%, which is based on the company's credit rating, volatility of 97.67% and 38 time-nodes.

The Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023. On March 26, 2023, the Company, the Notes Guarantors and Holders entered into limited waivers and consents pursuant to which each holder agreed to (i) waive the Specified Default (as defined below) and any payment obligation of the Company under the Indenture with respect to the March Interest Payment (as defined below), (ii) in lieu of the March Interest Payment and payment of the accrued interest on the Convertible Notes due on September 1, 2023 (collectively, the “Interest Payments”), (a) receive a promissory note and (b) amend the Warrant Agreement (as defined below) to reduce the exercise price of the warrants governed thereby from $11.50 to $0.01, and (iii) consent to the entry into the Supplemental Indenture (as defined below).

The Supplemental Indenture, among other things, (i) lowered the minimum amounts of liquidity the Company must maintain on a consolidated basis for each quarter in 2023 and the first quarter of 2024, (ii) added restrictions on the Company’s ability to make payments relating to certain restricted investments, (iii) decreased the maximum amount of equity interests that the Company may repurchase, redeem, acquire or retire, (iv) removed the Company’s ability to issue preferred stock or incur certain unsecured indebtedness or junior lien indebtedness, (v) decreased other permitted debt baskets, (vi) decreased the threshold for a cross-default for purposes of determining an Event of Default (as defined in the Indenture) and (vii) added a new Event of Default in the event the Company did not consummate an underwritten primary equity offering providing at least $10 million of proceeds to the Company by April 30, 2023.

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

In addition, the 2023 Promissory Notes provide that, in the event the Company consummates the April 2023 Offering by April 30, 2023, the holder of each 2023 Promissory Note has the option to require the Company to repay a portion of the principal balance of the 2023 Promissory Note in an amount equal to or less than the gross proceeds to the Company from any purchases by the holder of the Company's securities in the April 2023 Offering (the “Put Option”). Each holder may exercise its Put Option within ten business days following the closing and funding of the April 2023 Offering. In addition, certain of the 2023 Promissory Notes provide such holders with the right to convert their respective promissory note (the “2023 Convertible Promissory Notes”) into unregistered securities of the Company (the “Unregistered Securities”) on the same terms as the securities offered in the April 2023 Offering in the event such offering is consummated.

The Company elected to account for the 2023 Promissory Notes and 2023 Convertible Promissory Notes under the fair value option of accounting upon issuance of such notes. At issuance the Company recognized the fair value of the 2023 Promissory Notes and 2023 Convertible Promissory Notes of $4.8 million.

In April 2023, upon consummation of the April 2023 Offering, all holders of the 2023 Promissory Notes exercised their Put Options and the holder of the 2023 Convertible Promissory Note converted such note into Unregistered Securities. As of June 30, 2023, the 2023 Promissory Notes and 2023 Convertible Promissory Note were repaid in full.

Loans

In February 2023, the Company obtained a loan for $3 million with a third-party with an annual interest rate of 39% and debt issuance cost of $75 thousand (the “February 2023 Loan”), which are to be paid from future cash receipts. The third-party has rights to future cash receipts until the loan is fully repaid. The weekly repayments began at the end of February 2023 for $130 thousand and will continue until the loan is fully repaid in October 2023. As of June 30, 2023, the outstanding balance of the loan was $1.6 million.

In February 2023, the Company obtained a loan for $250 thousand with a merchant third-party with an annual percentage rate of 20.17%, which are to be repaid from future cash receipts directly from the merchant. During the six months ended June 30, 2023, repayments of $186 thousand have been made and the loan is expected to be fully repaid in August 2023. As of June 30, 2023, the outstanding balance of the loan was $89 thousand.

In June 2023, the Company entered into a payment plan agreement with an existing vendor with an outstanding accounts payable amount of $2 million. The Company agreed to pay $125 thousand upon the execution of the agreement and on the first day of each month commencing July 1, 2023 through and including August 1, 2024. On September 1, 2024, a final payment in an amount equal to the then outstanding balance plus accrued interest at a rate of five percent per annum shall be paid. As of June 30, 2023, the outstanding balance of the loan was $1.8 million.

The Company calculates the interest and expenses of the debt issuance cost using the effective interest rate method.

2022 Promissory Notes

During the second quarter of 2022, the Company entered into promissory notes with various individuals, including current investors, members of management and other unrelated parties in exchange for cash in an amount equal to $7.0 million (the “2022 Promissory Notes”). The 2022 Promissory Notes were due to mature on the earlier of (a) one year from issuance or (b) the closing of the Business Combination (Note 1) and bore per annum interest at the rate of 7.75% plus the greater of 3.50% or the prime rate as published by the Wall Street Journal. The Company was required to make nine interest-only payments, followed by three principal and interest payments. In connection with the 2022 Promissory Notes, the Company issued warrants (“2022 Promissory Note Warrants”) to purchase up to 31,024 shares of Common Stock at an exercise price of $0.01 per share (Note 8). Upon payment in full of the 2022 Promissory Notes, the Company was required to make an additional final payment of $3.5 million.

The Company elected to account for the 2022 Promissory Notes under the fair value option of accounting upon issuance of each of the 2022 Promissory Notes. At issuance the Company recognized the fair value of the 2022 Promissory Notes of $6.3 million with the remaining $0.7 million of proceeds received allocated to the 2022 Promissory Note Warrants.

The 2022 Promissory Notes were repaid at the closing of the Business Combination.

8.
WARRANTS AND DERIVATIVES

Convertible Note Warrants

The Company issued the PIPE Warrants in connection with the Convertible Notes issuance. There were 1,396,419 PIPE Warrants issued to purchase Common Stock at $11.50 per share. The PIPE Warrants are redeemable for $0.01 once the Company’s stock price reaches $18.00 per share. The PIPE Warrants are equity classified. Approximately $377 thousand of the proceeds upon issuance of the Convertible Notes was allocated to the PIPE Warrants along with an immaterial amount of issuance costs.

On March 26, 2023, the Company and Continental Stock Transfer & Trust Company (the “Warrant Agent”) entered into an Amendment to that certain Warrant Agreement, dated as of August 26, 2022, by and between the Company and the Warrant Agent (the “Warrant Agreement”). Pursuant to the Amendment to the Warrant Agreement, the exercise price of each warrant was reduced from $11.50 to $0.01. The Company recorded a loss related to the warrant amendment of $430 thousand in other expense in the consolidated statement of operations.

On March 28, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to effect a 1-for-20 reverse stock split of the Common Stock (the “Reverse Stock Split”). Proportionate adjustments have been made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of warrants issued by the Company. As a result of the 1-for-20 reverse stock split, the number of PIPE Warrants outstanding was adjusted from 1,396,419 to 69,821 and the exercise price was increased from $0.01 per share to $0.20 per share. During the three months ended June 30, 2023, holders exercised 58,568 PIPE Warrants. As of June 30, 2023, 11,253 PIPE Warrants remain outstanding.

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

The Company concluded the Standby Agreement would be accounted for as a derivative in its entirety in accordance with ASC 815-10, and the structured payments within the Subscription Agreement was considered an embedded feature in the Subscription Agreement that met the definition of a derivative and required bifurcation from the Subscription Agreement, as it is not clearly and closely related to the Subscription Agreement and would be accounted for in accordance with ASC 815-10 (together the “Standby Agreement Derivative”). The Standby Agreement Derivative was not entered into for hedging purposes. The Company accounted for the Standby Agreement Derivative acquired at fair value upon the closing of the Business Combination. The Company will continue to account for the Standby Agreement Derivative at fair value each reporting period in accordance with ASC 815-10.

The Company engaged a third-party valuation specialist to assist with the fair value assessment. The fair value as of December 31, 2022 of the Standby Agreement Derivative liability was $847 thousand and was recorded in other long-term liabilities on the condensed consolidated balance sheets. In March 2023, all shares were resold by the Financial Institution and the Company recognized a gain to fair value of derivative instruments of $847 thousand for the six months ended June 30, 2023 on the condensed consolidated statements of operations.

April 2023 Offering Warrants

On April 4, 2023, the Company entered into the Purchase Agreements with the Investors pursuant to which the Company agreed to sell, issue, and deliver to Investors, in the April 2023 Offering (i) 7,333,334 shares of Common Stock and (ii) 7,333,334 Common Warrants. Under the terms of the Purchase Agreements, the Company agreed to sell its Common Stock and accompanying Common Warrants at a combined offering price of $3.00 per share of Common Stock and accompanying Common Warrant. On April 6, 2023, the Company consummated the April 2023 Offering and received gross proceeds of approximately $22 million in connection with the offering before deducting placement agent fees and other offering expenses. Each Common Warrant entitles the holder thereof the ability to exercise one Common Warrant for one share of Common Stock of the Company, par value $0.0001 per share, for $3.00 per share.

In April 2023, upon consummation of the April 2023 Offering, all holders of the 2023 Promissory Notes exercised their Put Options. The holder of the 2023 Convertible Promissory Note, Tenor Metric Co-Invest Fund L.P (“Tenor”), exercised their conversion option on

April 25, 2023 by giving notice to the Company to convert all of the then-outstanding principal balance plus accrued interest into a number of shares of Common Stock (the “Tenor Shares”) and a number of warrants to purchase Common Stock (the “Tenor Warrants”) pursuant to the terms of the 2023 Convertible Promissory Note. Tenor received 356,970 Tenor Shares and 356,970 Tenor Warrants upon conversion. The Tenor Warrants have the same terms as the Common Warrants described above.

The Company concluded the Common Warrants and Tenor Warrants would be accounted for as derivatives in accordance with ASC 815-10 as they met the definition of derivatives and the Common Warrants and Tenor Warrants did not meet the scope exception pursuant to ASC 815-10-15-74(a) as a result of changes to the settlement amount upon certain fundamental transactions. These Warrants will be accounted for as derivative liabilities and measured at fair value with the changes in fair values recognized in earnings.

The Company utilized the Black-Scholes valuation model to value the Common Warrants and Tenor Warrants at issuance and as of June 30, 2023. The Black-Scholes model provides the theoretical estimate of the price of European style option, considering the price of the underlying stock, strike price, time to expiration, risk-free rate, and volatility. The Company utilized the following weighted average inputs as of April issuance and June 30, 2023.

	April 6, 2023	June 30, 2023
Underlying price	$1.91	$1.35
Strike price/exercise price	3.00	3.00
Expected life	5.00	4.77
Risk-free rate	3.37%	4.17%
Volatility	96.23%	102.79%

The Company utilized the following steps to establish the inputs for the Black-Scholes model:

- Underlying price– The underlying price was based on the VWAP of the Company.

- Strike price/exercise price – The exercise price was based on the warrant agreements.

- Expected life – The expected life is calculated as the remaining life of the warrants.

- Risk-free rate – Risk-free rate was the linearly interpolated yield for the expected life based on Treasury Yield.

- Volatility – The volatility was based on the volatilities of the group peer companies.

The fair value as of June 30, 2023 of one Common Warrant or one Tenor Warrant was $0.88. The fair value of the Common Warrants and Tenor Warrants liability was $6.8 million and was recorded in other long-term liabilities on the condensed consolidated balance sheets.

9.
FAIR VALUE MEASUREMENTS

The Company applies the provisions of ASC 820, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In determining fair value, the Company utilized valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counter party credit risk and nonperformance risk in its assessment of fair value.

The carrying value of the Company’s short-term financial instruments, such as cash, restricted cash, accounts receivable, notes payable, and accounts payable, approximate the fair value due to the immediate or short-term maturity of these instruments. The Company has elected to apply the fair value option of accounting for its warrant liability, Convertible Notes and equity investments in unconsolidated affiliates.

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	June 30, 2023	December 31, 2022
Warrant liability (Level 2) – Note 8	$6,756	$—
Investment in unconsolidated affiliates (Level 3) – Note 5	6,466	7,404
Convertible Note (Level 3) – Note 7	59,134	60,852
Standby Agreement derivative liability (Level 3) – Note 8	—	847
Non-current Business Combination Cash Consideration (Level 3)	3,815	3,355

Deferred Business Combination cash consideration

In connection with the Business Combination, Legacy Nogin equity holders elected to receive $15.0 million of the merger consideration in cash. In order to meet conditions to close the Transactions, the Company paid $4.1 million of the $15.0 million cash consideration at the Closing Date. Of the $10.9 million in deferred cash consideration, $5.0 million is payable, subject to certain conditions, on February 21, 2023, and is included in accrued expenses and other current liabilities as of June 30, 2023 on the condensed consolidated balance sheets (the “Current Cash Consideration”). The remaining $5.9 million (the “Non-current Cash Consideration”) is payable, subject to certain conditions, on the earlier of (a) the date on which the Company completes a primary offering of equity securities that generates gross proceeds to the Company equal to or in excess of $15.0 million and (b) November 25, 2026. In the event the conditions to paying cash consideration are not met and cash consideration remains unpaid as of November 25, 2026, the unpaid cash consideration will be settled in shares of Common Stock with the number of shares issued determined based on the quotient of unpaid cash consideration divided by the 10-day volume weighted average trading price of the Common Stock on the Nasdaq Stock Market LLC (“Nasdaq”). The Company elected to account for the Non-current Cash Consideration of $5.9 million under the fair value option of accounting under ASC 825-10. At the Closing Date, the fair value of the Non-current Cash Consideration was $4.2 million. In connection with the reverse recapitalization, the cash consideration would be akin to a distribution of capital. As a result, the Company recorded the fair value of the distribution at the Closing Date of $13.3 million, which included the $4.1 million paid at the Closing Date, $5.0 million Current Cash Consideration and $4.2 million Non-current Cash Consideration, against accumulated deficit. As of June 30, 2023, the fair value of the Non-current Cash Consideration was $3.8 million which is included in other long-term liabilities on the condensed consolidated balance sheets. The change in fair value from the Closing Date for the six months ended June 30, 2023 of $0.5 million is included in other loss on the condensed consolidated statements of operations.

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

10.
INCOME TAXES

The income tax expense for the six months ended June 30, 2023 and June 30, 2022 was an expense of $13 thousand and $65 thousand, respectively. Income tax expense differs from the income taxes expected at the U.S. federal statutory tax rate of 21%, primarily due to state taxes and additional valuation allowance for the period ended June 30, 2023 and December 31, 2022.

11.
COMMON STOCK

Holders of Common Stock are entitled to one vote per share and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to holders of Common Stock. The holders of Common Stock have no preemptive or other subscription rights, and there is no redemption or sinking fund provisions with respect to such shares.

On April 4, 2023, the Company entered into the Purchase Agreements with the Investors pursuant to which the Company agreed to sell, issue, and deliver to Investors, in the April 2023 Offering (i) 7,333,334 shares of Common Stock and (ii) 7,333,334 Common Warrants. Under the terms of the Purchase Agreements, the Company agreed to sell its Common Stock and accompanying Common Warrants at a combined offering price of $3.00 per share of Common Stock and accompanying Common Warrant. On April 6, 2023, the Company consummated the April 2023 Offering and received gross proceeds of approximately $22 million in connection with the offering before deducting placement agent fees and other offering expenses.

Common Stock will be subordinate to any preferred stock the Company issues in the future with respect to rights upon liquidation of the Company.

12.
STOCK COMPENSATION PLAN

In 2013, Legacy Nogin adopted the Branded Online, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) pursuant to which Legacy Nogin was authorized to issue stock options or nonvested shares to officers and key employees in an amount up to 132,770 shares of its common stock. In connection with the Business Combination, the Company adopted the Nogin, Inc. 2022 Incentive Award Plan (the “2022 Plan”), which became effective on the Closing Date. The aggregate number of shares of Common Stock available for issuance under the 2022 Plan is equal to (i) 255,147 shares plus (ii) an annual increase for ten years on the first day of each calendar year beginning on January 1, 2023, equal to the lesser of (A) 15% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding calendar year and (B) such smaller amount of shares as determined by the Board. Following the effectiveness of the 2022 Plan, the Company will not grant additional awards under the 2013 Plan.

At June 30, 2023 and December 31, 2022, there were 172,147 and 59,028 shares available respectively, for grant under the Company's stock incentive plans.

Stock Options

Stock options have been granted under the 2013 and 2022 Plans. Such options have a 10-year term and generally vest ratably over a period of four years. Summary information related to stock options outstanding as of June 30, 2023 and December 31, 2022 is as follows:

Outstanding Stock Options
Outstanding at January 1, 2022	42,546
Granted	87,323
Exercised	(9,957)
Forfeited / Terminated	(46,171)
Outstanding at December 31, 2022	73,741
Granted	83,000
Exercised	—
Forfeited / Terminated	(46,941)
Outstanding at June 30, 2023	109,800

The weighted average exercise price of the outstanding options was $36.50 and $255.40 per share as of June 30, 2023 and December 31, 2022, respectively. There were 61,327 and 46,660 fully vested and exercisable options as of June 30, 2023 and December 31, 2022, respectively.

The Company recognized $212 thousand and $83 thousand in stock compensation expense for the six months ending June 30, 2023 and 2022, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was computed based on the historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield to curve in effect at the time of grant.

The Company has no history or expectations of paying dividends on its Common Stock.

The following table summarizes the assumptions used in the calculation of the fair market value for awards granted during the six months ended June 30, 2023:

Valuations assumptions

Expected dividend yield	—%
Expected volatility	61%
Expected term (years)	6
Risk-free interest rate	3.9%

Restricted Stock Units

As of June 30, 2023, restricted stock units ("RSUs") of 506,250 shares were granted under the 2022 Plan. The RSUs are issued upon vesting. The RSUs vest over a period of 1-3 years and are expected to be settled in shares upon vesting. The weighted average exercise price of each RSU was $15.40 per share as of June 30, 2023. The Company recognized $158 thousand in stock compensation expense for the six months ending June 30, 2023. There were no RSUs granted in fiscal year 2022.

13.
ACQUISITION

Prior to December 1, 2022, the Company owned a 50% equity interest in a joint venture, ModCloth, which was accounted for under the fair value option of accounting. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth (the

“ModCloth Acquisition”) from Tiger Capital, pursuant to Tiger Capital’s exercise of their put option to require the Company to purchase all of Tiger Capital’s equity interest for $1.5 million in cash. As a result of the ModCloth Acquisition, ModCloth is now a wholly owned consolidated subsidiary of the Company.

Total purchase consideration in connection with the ModCloth Acquisition was $6.9 million, including $1.5 million in cash and $5.4 million for the settlement of a preexisting relationship. Under the terms of the ModCloth Tiger Assignment, control of ModCloth transferred to the Company on December 1, 2022. Cash consideration was funded with cash previously recorded as restricted cash in our consolidated balance sheets as of December 31, 2022. We did not incur material fees and expenses in connection with the ModCloth Acquisition.

Prior to the closing of the ModCloth Acquisition, the Company accounted for the existing 50% equity interest in ModCloth using the fair value option of accounting. As of September 30, 2022 the Company’s investment in ModCloth had a fair value and carrying value of $4.5 million. The Company accounted for the acquisition of the remaining 50% equity interest in ModCloth as a step acquisition, which required remeasurement of the Company’s existing 50% ownership interest in ModCloth to fair value as of December 1, 2022. The Company utilized weighted discounted cash flow, guideline public company and comparable market transaction valuation approaches to determine the fair value of the existing equity interest. This resulted in a fair value of $1.92 million and the recognition of a loss of $2.6 million, which was included in Change in fair value of unconsolidated affiliates on the consolidated statements of operations.

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

14.
RELATED PARTY TRANSACTIONS

The Company provides services to its joint venture, IPCO, under Master Services Agreements, which were entered into on December 31, 2021.

Sales under the Master Services Agreement to IPCO were $1.7 million and $3.5 million for the six months ended June 30, 2023 and June 30, 2022. In addition, the Company sold inventory to IPCO for $0.6 million during the first quarter of 2022, and such amount is included in net revenue to related parties in the consolidated statement of operations. As of June 30, 2023 and December 31, 2022, the Company had payables to IPCO of $0.9 million and $1.0 million, respectively, which were included in related party payables on the consolidated balance sheets.

Prior to December 1, 2022, the Company owned a 50% equity interest in a joint venture, ModCloth, which was accounted for under the fair value option of accounting. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth from Tiger Capital, pursuant to Tiger Capital’s exercise of their put option to require the Company to purchase all of Tiger Capital’s equity interest for $1.5 million in cash. As a result of the ModCloth Acquisition, ModCloth is now a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the company post-assignment. Sales under the Master Services Agreement to ModCloth prior to the assignment were $7.0 million for the six months ended June 30, 2022.

The Company’s chief executive officer and his immediate family member (together, the “PIPE Related Parties”) were investors in the PIPE issuance of Convertible Notes (Note 7) for total proceeds of $1.5 million. In addition to the $1.5 million in Convertible Notes, the PIPE Related Parties also received 32,142 equity classified Convertible Note Warrants (Note 8). As of June 30, 2023, the fair value of the Convertible Notes with the PIPE Related Parties was $1.4 million, which is included in Convertible Notes on the consolidated balance sheets. The terms of the Convertible Notes with the PIPE Related Parties are consistent with the rest of the holders of the Convertible Note.

As part of the April 2023 Offering, the PIPE Related Parties and other related parties received 1,888,814 liability classified Common Warrants (Note 8). As of June 30, 2023, the fair value of the Common Warrants held by the PIPE Related Parties and other related parties was $1.7 million, which is included in warrant liabilities on the consolidated balance sheets. The terms of the Common Warrants held by the PIPE Related Parties and other related parties are consistent with the terms of the Common Warrants held by the non-related party holders.

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

The following table presents a disaggregation of the Company’s revenues by revenue source for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Commerce-as-a-Service Revenue	$6,838	$10,307
Product sales revenue	11,284	20,756
Marketing revenue	4,720	7,686
Shipping revenue	3,210	4,115
Other revenue	3,367	2,684
Total revenue	$29,419	$45,548

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

17.
EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed using the two-class method as required when there are participating securities. The shares of the Company’s redeemable convertible preferred stock were participating securities as the holders of the redeemable convertible preferred stock were entitled to participate with any dividends payable in Common Stock. In periods of net income, net income is attributed to holders of Common Stock and participating securities based on their participating rights. Net losses are not allocated to the participating securities as the participating securities do not have a contractual obligation to share in any losses. The following table presents the Company’s basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator: Basic EPS
Net loss	$(11,832)	$(10,970)	$(21,732)	$(20,915)
Net loss attributable to common stockholders-basic	$(11,832)	$(10,970)	$(21,732)	$(20,915)
Denominator: Basic EPS
Weighted average shares of common stock outstanding-basic	10,506,521	1,981,097	6,940,429	1,981,097
Net loss per share attributable to common stock-basic	$(1.13)	$(5.54)	$(3.13)	$(10.56)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator: Diluted EPS
Net loss attributable to common stockholders-diluted	$(11,832)	$(10,970)	$(21,732)	$(20,915)
Denominator: Diluted EPS
Adjusted weighted average shares of common stock outstanding-basic	10,506,521	1,981,097	6,940,429	1,981,097
Dilutive potential shares of common stock:
Options to purchase shares of common stock	—	—	—	—
Warrants to purchase shares of common stock	—	—	—	—
Weighted average shares of common stock outstanding-diluted	10,506,521	1,981,097	6,940,429	1,981,097
Net loss per share attributable to common stock-diluted	$(1.13)	$(5.54)	$(3.13)	$(10.56)

The Company’s potentially dilutive securities below, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive.

Weighted-average number of potentially anti-dilutive shares excluded from calculation of dilutive earnings per share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2021	2023	2022
Series A convertible, redeemable preferred shares	—	443,224	—	443,224
Series B convertible, redeemable preferred shares	—	316,707	—	316,707
Stock-based compensation awards	651,829	129,869	602,814	110,088
Legacy Nogin Warrants	—	31,184	—	31,184
PIPE Warrants	19,620	—	44,582	—
SWAG Warrants	1,069,334	—	1,069,334	—
Shares Underlying Convertible Notes	284,783	—	284,783	—
April 2023 Offering Common Warrants	7,108,719	—	3,573,997	—

18.
MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

Significant changes in the Company’s mezzanine equity and shareholders’ deficit during the six months ended June 30, 2023 were as follows:

Common Stock

Subsequent to the Business Combination, the Company is authorized to issue up to 500 million shares of Common Stock with a par value of $0.0001 per share. Each share of Common Stock entitles the shareholder to one vote.

On April 4, 2023, the Company entered into the Purchase Agreements with the Investors pursuant to which the Company agreed to sell, issue, and deliver to Investors, in the April 2023 Offering (i) 7,333,334 shares of Common Stock and (ii) 7,333,334 Common Warrants. Under the terms of the Purchase Agreements, the Company agreed to sell its Common Stock and accompanying Common Warrants at a combined offering price of $3.00 per share of Common Stock and accompanying Common Warrant. On April 6, 2023, the Company consummated the April 2023 Offering and received gross proceeds of approximately $22 million in connection with the offering before deducting placement agent fees and other offering expenses.

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

Subsequent to the Business Combination, the Company is authorized to issue 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of June 30, 2023.

19.
OPERATING LEASES

The Company has entered into lease agreements for offices and warehouses located in California and Pennsylvania.

On January 1, 2022, the Company adopted ASU 2016-02 and all subsequent amendments, collectively codified in ASC 842, using the current period adjustment method. Accordingly, comparative period financial information was not restated for the effects of adopting ASC 842.

As of the date of adoption on January 1, 2022, the impact of ASC 842 resulted in the recognition of a ROU asset and lease liability for our operating leases on our consolidated balance sheets of approximately $13.0 million and $15.1 million, respectively.

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

The following schedule represents the components of the Company’s operating lease assets and liabilities as of June 30, 2023 (in thousands):

Leases	Classification	June 30, 2023
Assets
Operating	Operating lease right-of-use assets	$16,272

Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$4,512
Operating lease liabilities (non-current)	Operating lease liabilities, non-current	13,637

The following schedule represents the components of lease expense for the fiscal year ended June 30, 2023 (in thousands):

June 30, 2023
Lease Costs:
Operating lease costs	$3,010
Variable lease costs	460
Short-term lease costs	—
Sublease income	—
Total lease costs	$3,470

As of June 30, 2023, the Company’s maturity of operating lease liabilities for the next five years and thereafter are as follows (in thousands):

Operating Leases
2023 (remaining payments)	$2,664
2024	5,238
2025	5,310
2026	3,453
2027	2,222
Thereafter	899
Total lease payments	19,786
Less: imputed interest	(2,404)
Total operating lease payments	$17,382

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$3,165
Right-of-use assets obtained in exchange for new lease liabilities	$1,120
Weighted-average remaining term (in years)	3.9
Weighted-average discount rate	6.5%

In accordance with ASC 840, the following is a schedule by years of future minimum lease payments required under the operating leases that have initial or noncancelable lease terms in excess of one year as of June 30, 2022.

As of June 30, 2022:
2022 (remaining payments)	$1,353
2023	1,272
2024	873
2025	900
2026	927
Thereafter	1,853
Total minimum lease payments	$7,178

In July 2018, the Company assumed the operating lease for office space of the entity with which an asset purchase agreement was executed. The monthly lease payment was $75 thousand and expired in May 2023. The future minimum lease payments are included in the table above. The Company subleased the office space to a third-party in December 2018 for approximately $87 thousand per month. The sublease agreement expired in May 2023. Future rental income is as follows: approximately $1.0 million per year during 2022 and approximately $435 thousand in 2023.

Rent expense for the six months ended June 30, 2022 was approximately $2.7 million, and is included in general and administrative expenses in the condensed consolidated statements of operations.

20.
SUBSEQUENT EVENTS

Notice of Noncompliance from Nasdaq

On July 10, 2023, the Company received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days prior to the date of the Letter, the Company's Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “Listing Rule”). The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until January 8, 2024 (the “Compliance Date”), to regain compliance with the Listing Rule. To regain compliance with the Listing Rule, the Company’s MVPHS must equal or exceed $15 million for a minimum of 10 consecutive business days at any time prior to the Compliance Date. If the Company regains compliance with the Listing Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

In the event that the Company does not regain compliance with the Listing Rule by the Compliance Date, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Company is monitoring its MVPHS and will consider its available options to regain compliance with the Listing Rule; however, there can be no assurance that the Company will be able to regain compliance with the Listing Rule.

Loan Refinancing

On July 25, 2023, the Company refinanced the February 2023 Loan (the “Refinanced February 2023 Loan”). The Refinanced February 2023 Loan has an annual interest rate of 34% and debt issuance cost of $25 thousand, which are to be paid from future cash receipts. Weekly repayments on the Refinanced February 2023 Loan of $74 thousand began at the end of July 2023 and will continue until the loan is fully paid in April 2024.

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

Notice of Noncompliance from Nasdaq

On July 10, 2023, the Company received the Letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the last 30 consecutive business days prior to the date of the Letter, the Company's MVPHS was below the $15 million minimum requirement for continued listing on the Nasdaq Global Market under the Listing Rule. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until January 8, 2024, to regain compliance with the Listing Rule. To regain compliance with the Listing Rule, the Company’s MVPHS must equal or exceed $15 million for a minimum of 10 consecutive business days at any time prior to the Compliance Date. If the Company regains compliance with the Listing Rule, Nasdaq will provide the Company with written confirmation and will close the matter.

In the event that the Company does not regain compliance with the Listing Rule by the Compliance Date, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Company is monitoring its MVPHS and will consider its available options to regain compliance with the Listing Rule; however, there can be no assurance that the Company will be able to regain compliance with the Listing Rule.

2023 Annual Meeting

On July 26, 2023, the Company held its 2023 annual meeting of stockholders (the “2023 Annual Meeting”). At the 2023 Annual Meeting, the Company’s stockholders (i) elected Andrew Pancer, Geoffrey Van Haeren and Arthur Stark to serve as Class I directors of the Board for a term ending at the 2026 annual meeting of stockholders, (ii) approved an amendment (the “2022 Plan Amendment”) to the 2022 Plan to, among other things, (a) increase the number of shares of Common Stock available under the 2022 Plan by 4,442,943 shares reserved for issuance, (b) increase the number of shares of Common Stock which may be granted as incentive stock options, such that an aggregate of 5,199,298 shares of Common Stock may be granted as incentive stock options, (c) revised the formula for calculating the maximum annual increase in the number of shares of Common Stock available under the 2022 Plan and (d)

extended the right to grant awards under the Plan through June 15, 2033, and (iii) ratified the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

Geoffrey Van Haeren Resignation

On July 28, 2023, Geoffrey Van Haeren, Chief Technologist and member of the Board, resigned as the Company’s Chief Technologist and as a member of the Board, effective as of August 4, 2023.

Components of Our Results of Operations

Revenue

The Company’s sources of revenue are summarized as follows:

•
Product revenue
o
Under certain licensee agreements, the Company is the owner of inventory and reseller of record. As a result, the Company is the principal in sales to end customers and records these revenues on a gross basis at a point in time.
•
Service revenue
o
Commerce-as-a-Service—The Company’s main revenue stream is CaaS revenue in which it receives commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. Consideration for online sales is collected directly from the end customer by the Company and amounts not owed to the Company are remitted to the customer. Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventories or any credit risks relating to the products sold.
o
Fulfillment service revenue—Revenue for B2B fulfillment services is recognized on a gross basis either at a point in time or over a point in time. For example, inbound and outbound services are recognized when the service is complete, while monthly storage services are recognized over the service period.
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
o
Other service revenue—Revenue for other services such as photography, B2C fulfillment, customer service, development and web design are reimbursable costs and recognized on the gross basis, and are services rendered as part of the performance obligations to clients for which an online platform and online orders are managed. All reimbursable costs are the responsibility of the Company as the Company uses such services to fulfill its performance obligations.
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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net service revenue	$7,543	$9,254	$16,461	$17,787
Net product revenue	4,739	7,834	11,284	20,756
Net revenue from related parties	460	3,262	1,674	7,005
Total net revenue	12,742	20,350	29,419	45,548
Operating costs and expenses:
Cost of services (1)	3,277	5,757	8,807	11,192
Cost of product revenue (1)	1,972	5,156	5,913	15,407
Sales and marketing	715	620	1,417	1,186
Research and development	1,163	1,250	2,126	2,827
General and administrative	15,814	13,140	33,139	30,362
Depreciation and amortization	235	219	437	420
Total operating costs and expenses	23,176	26,142	51,839	61,394
Operating loss	(10,434)	(5,792)	(22,420)	(15,846)
Interest expense	(2,777)	(1,464)	(4,791)	(2,117)
Change in fair value of promissory notes	(259)	(2,566)	(418)	(2,566)
Change in fair value of derivative instruments	3,462	—	4,309	—
Change in fair value of unconsolidated affiliates	(293)	(949)	(938)	(1,982)
Change in fair value of convertible notes	(1,296)	—	3,295	—
Debt extinguishment gain	63	—	63	—
Other (loss) income, net	(259)	(292)	(818)	1,661
Loss before income taxes	(11,793)	(11,063)	(21,718)	(20,850)
(Benefit) Provision for income taxes	39	(93)	13	65
Net loss	$(11,832)	$(10,970)	$(21,732)	$(20,915)

	Three Months Ended June 30,		Six Months Ended June 30,
(as a percentage of total revenue*)	2023	2022	2023	2022
Net service revenue	59.2%	45.5%	56.0%	39.1%
Net product revenue	37.2%	38.5%	38.4%	45.6%
Net revenue from related parties	3.6%	16.0%	5.7%	15.4%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services (1)	25.7%	28.3%	29.9%	24.6%
Cost of product revenue (1)	15.5%	25.3%	20.1%	33.8%
Sales and marketing	5.6%	3.0%	4.8%	2.6%
Research and development	9.1%	6.1%	7.2%	6.2%
General and administrative	124.1%	64.6%	112.6%	66.7%
Depreciation and amortization	1.8%	1.1%	1.5%	0.9%
Total operating costs and expenses	181.9%	128.5%	176.2%	134.8%
Operating loss	-81.9%	-28.5%	-76.2%	-34.8%
Interest expense	-21.8%	-7.2%	-16.3%	-4.6%
Change in fair value of promissory notes	-2.0%	-12.6%	-1.4%	-5.6%
Change in fair value of derivative instruments	27.2%	0.0%	14.6%	0.0%
Change in fair value of unconsolidated affiliates	-2.3%	-4.7%	-3.2%	-4.4%
Change in fair value of convertible notes	-10.2%	0.0%	11.2%	0.0%
Debt extinguishment gain	0.5%	0.0%	0.2%	0.0%
Other (loss) income, net	-2.0%	-1.4%	-2.8%	3.6%
Loss before income taxes	-92.6%	-54.4%	-73.8%	-45.8%
(Benefit) Provision for income taxes	0.3%	-0.5%	0.0%	0.1%
Net loss	-92.9%	-53.9%	-73.9%	-45.9%

* Percentages may not sum due to rounding

(1) Exclusive of depreciation and amortization shown separately.

Comparison of the Six Months Ended June 30, 2023 and 2022

Net service revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net service revenue	$16,461	$17,787	$(1,326)	(7.5)%
Percent of total revenue	56.0%	39.1%

Net service revenue decreased by $1.3 million, or 7.5%, to $16.5 million for the six months ended June 30, 2023, as compared to $17.8 million for the six months ended June 30, 2022. The decrease in service revenue is primarily due to (i) lower sales, (ii) lowered service percentage charged to certain clients, and (iii) clients offboarding. Net service revenue as a percentage of total revenue was 56.0% for the six months ended June 30, 2023 compared to 39.1% for the six months ended June 30, 2022.

Net product revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net product revenue	$11,284	$20,756	$(9,472)	(45.6)%
Percent of total revenue	38.4%	45.6%

Net product revenue decreased by $9.5 million, or 45.6%, to $11.3 million for the six months ended June 30, 2023, as compared to $20.8 million for the six months ended June 30, 2022. The decrease in product revenue is primarily due to the closing of one product line and lower sales in the other product lines. Net product revenue as a percentage of total revenue was 38.4% for the six months ended June 30, 2023, compared to 45.6% for the six months ended June 30, 2022.

Net revenue from related parties

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net revenue from related parties	$1,674	$7,005	$(5,331)	(76.1)%
Percent of total revenue	5.7%	15.4%

Net revenue from related parties decreased by $5.3 million, or 76.1%, to $1.7 million for the six months ended June 30, 2023, as compared to $7.0 million for the six months ended June 30, 2022. The Company provides services to its joint ventures under Master Services Agreements that are classified as related party revenue. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth; as a result, ModCloth became a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the Company. As such, the decrease in revenue from related parties is due to ModCloth's revenue being recorded in product revenue starting in the first quarter of 2023, as compared to being recorded in revenue from related parties in the same quarters last year. Net service revenue from related parties as a percentage of total revenue was 5.7% for the six months ended June 30, 2023, compared to 15.4% for the six months ended June 30, 2022.

Cost of services

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of services	$8,807	$11,192	$(2,385)	(21.3)%
Percent of total revenue	29.9%	24.6%

Cost of services decreased by $2.4 million, or 21.3%, to $8.8 million for the six months ended June 30, 2023, as compared to $11.2 million for the six months ended June 30, 2022. The decrease in cost of services followed the similar trend of the decrease in service revenue for the same period. Service revenue, including revenue from related parties, decreased 26.9% while the cost of services decreased 21.3%. Cost of services as a percentage of total revenue was 29.9% for the six months ended June 30, 2023, compared to 24.6% for the six months ended June 30, 2022.

Cost of product revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of product revenue	$5,913	$15,407	$(9,494)	(61.6)%
Percent of total revenue	20.1%	33.8%

Cost of product revenue decreased by $9.5 million, or 61.6%, to $5.9 million for the six months ended June 30, 2023, as compared to $15.4 million for the six months ended June 30, 2022. The decrease is in line with the decrease in product revenue. Sales of our top two product lines decreased 69.0% while the associated cost decreased 72.1%. Cost of product revenue as a percentage of total revenue was 20.1% for the six months ended June 30, 2023, compared to 33.8% for the six months ended June 30, 2022.

Sales and Marketing

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$1,417	$1,186	$231	19.5%
Percent of total revenue	4.8%	2.6%

Sales and marketing expense increased by $231 thousand, or 19.5%, to $1.4 million for the six months ended June 30, 2023, as compared to $1.2 million for the six months ended June 30, 2022. The increase in sales and marketing expense was primarily due to rebuilding of the sales team to support the Company’s growth initiatives.

Research and development

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$2,126	$2,827	$(701)	(24.8)%
Percent of total revenue	7.2%	6.2%

Research and development expense decreased by $701 thousand, or 24.8%, to $2.1 million for the six months ended June 30, 2023, as compared to $2.8 million for the six months ended June 30, 2022. The decrease in research and development expense was primarily due to rebalancing of the technology team.

General and administrative

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$33,139	$30,362	$2,777	9.1%
Percent of total revenue	112.6%	66.7%

General and administrative expense increased by $2.8 million, or 9.1%, to $33.1 million for the six months ended June 30, 2023, as compared to $30.4 million for the six months ended June 30, 2022. General and administrative expenses increased as a percentage of revenue from 66.7% for the six months ended June 30, 2022, to 112.6% for the six months ended June 30, 2023, which was primarily due to severance expense of $1.5 million, increase in directors and officer insurance of $0.9 million, increase in stock compensation expense of $0.2 million and director fees of $0.2 million in the current fiscal period compared to the prior period.

Depreciation and amortization

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$437	$420	$17	4.0%
Percent of total revenue	1.5%	0.9%

Depreciation and amortization expense remained relatively flat at $437 thousand and $420 thousand for the six months ended June 30, 2023, and June 30, 2022, respectively.

Interest expense

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$4,791	$2,117	$2,674	126.3%
Percent of total revenue	16.3%	4.6%

Interest expense increased by $2.7 million, or 126.3%, to $4.8 million for the six months ended June 30, 2023, as compared to $2.1 million for the six months ended June 30, 2022. The increase in interest expense was primarily due to interest on the Convertible Notes entered into in the third quarter of 2022, and the two loans entered into in the first quarter of 2023, as compared to interest on the notes payable in the first half of 2022. The notes payable were fully repaid at closing of the Business Combination.

Change in fair value of promissory notes

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of promissory notes	$418	$2,566	$(2,148)	(83.7)%
Percent of total revenue	1.4%	5.6%

Change in fair value of promissory notes was $2.1 million for the six months ended June 30, 2023. The Company recognized a loss of $418 thousand for the six months ended June 30, 2023 that were related to the 2023 Promissory Notes and 2023 Convertible Promissory Notes in connection with the amendments to the Convertible Notes. The Company engaged a third party specialist to assist with the valuation of such notes.

Change in fair value of derivatives

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of derivatives	$(4,309)	$—	$(4,309)	100.0%
Percent of total revenue	(14.6)%	—%

Change in fair value of derivatives notes was a gain of $4.3 million for the six months ended June 30, 2023. The Company recognized a change in fair value of derivatives notes in connection with the Standby Agreement and April 2023 Offering. All shares from the Standby Agreement were resold as of June 30, 2023.

Change in fair value of unconsolidated affiliate

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of unconsolidated affiliates	$938	$1,982	$(1,044)	(52.7)%
Percent of total revenue	3.2%	4.4%

Change in fair value of unconsolidated affiliates decreased by $1.0 million, or 52.7%, to a loss of $938 thousand for the six months ended June 30, 2023, as compared to a loss of $2.0 million for the six months ended June 30, 2022. The decrease in the first half of 2023 is attributable to the Company's consolidation of ModCloth. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth; as a result, ModCloth became a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the Company and no longer valued at fair value. The Company elected to apply the fair value option of accounting to the joint venture. The Company engaged a third-party valuation specialist to assist with the fair value assessment. As a result, the Company recorded a fair value adjustment for the investment in connection with its 50% interest on IPCO during the six months ended June 30, 2023 and recorded a fair value adjustment for the investment in connection with its 50% interest on IPCO and ModCloth during the six months ended June 30, 2022.

Change in fair value of convertible notes

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible notes	$(3,295)	$—	$(3,295)	100.0%
Percent of total revenue	(11.2)%	—%

Change in fair value of the Convertible Notes was a gain of $3.3 million for the six months ended June 30, 2023. The change is attributable to fair value of the Convertible Notes, which the Company engaged a third-party valuation specialist to assist with the fair value assessment.

Debt extinguishment gain

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Debt extinguishment gain	$63	$—	$63	100.0%
Percent of total revenue	0.2%	—%

Debt extinguishment was a gain of $63 thousand for the six months ended June 30, 2023. The debt extinguishment gain is attributable to the payment plan agreement entered into in June 2023 with an existing vendor.

Other (loss) income

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other (loss) income	$(818)	$1,661	$(2,479)	(149.2)%
Percent of total revenue	(2.8)%	3.6%

Other (loss) income decreased by $2.5 million, or 149.2%, to a loss of $818 thousand for the six months ended June 30, 2023, as compared to a gain of $1.7 million for the six months ended June 30, 2022. The other income during the six months ended June 30, 2022, included IPCO inventory sale in the amount of $1.6 million. The other income during the six months ended June 30, 2023, included the fair value changes of the deferred cash consideration in the amount of $460 thousand, and the fair value adjustment of the PIPE warrants due to the PIPE amendment in the amount of $430 thousand.

Provision for income tax

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for income tax	$13	$65	$(52)	(80.0)%
Percent of total revenue	0.0%	0.1%

The provision for income tax decreased $52 thousand, or 80.0%, to a benefit of $13 thousand during the six months ended June 30, 2023, as compared to an expense of $65 thousand for the six months ended June 30, 2022. The increase was primarily due to a full valuation allowance for differences related to GAAP and tax income related to the Company’s joint ventures due to election of accounting for the joint ventures using the equity method fair value option.

Comparison of the Three Months Ended June 30, 2023 and 2022

Net service revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net service revenue	$7,543	$9,254	$(1,711)	(18.5)%
Percent of total revenue	59.2%	45.5%

Net service revenue decreased by $1.7 million, or 18.5%, to $7.5 million for the three months ended June 30, 2023, as compared to $9.3 million for the three months ended June 30, 2022. The decrease in service revenue is primarily due to (i) lower sales, (ii) lowered service percentage charged to certain clients, and (iii) clients offboarding. Net service revenue as a percentage of total revenue was 59.2% for the three months ended June 30, 2023 compared to 45.5% for the three months ended June 30, 2022.

Net product revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net product revenue	$4,739	$7,834	$(3,095)	(39.5)%
Percent of total revenue	37.2%	38.5%

Net product revenue decreased by $3.1 million, or 39.5%, to $4.7 million for the three months ended June 30, 2023, as compared to $7.8 million for the three months ended June 30, 2022. The decrease in product revenue is primarily due to the closing of one product line and lower sales in the other product lines. Net product revenue as a percentage of total revenue was 37.2% for the three months ended June 30, 2023, compared to 38.5% for the three months ended June 30, 2022.

Net revenue from related parties

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net revenue from related parties	$460	$3,262	$(2,802)	(85.9)%
Percent of total revenue	3.6%	16.0%

Net revenue from related parties decreased by $2.8 million, or 85.9%, to $460 thousand for the three months ended June 30, 2023, as compared to $3.3 million for the three months ended June 30, 2022. The Company provides services to its joint ventures under Master Services Agreements that are classified as related party revenue. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth; as a result, ModCloth became a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the Company. As such, the decrease in revenue from related parties is due to ModCloth's revenue being recorded in product revenue starting in the first quarter of 2023, as compared to being recorded in revenue from related parties in the same quarters last year. Net service revenue from related parties as a percentage of total revenue was 3.6% for the three months ended June 30, 2023, compared to 16.0% for the three months ended June 30, 2022.

Cost of services

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of services	$3,277	$5,757	$(2,480)	(43.1)%
Percent of total revenue	25.7%	28.3%

Cost of services decreased by $2.5 million, or 43.1%, to $3.3 million for the three months ended June 30, 2023, as compared to $5.8 million for the three months ended June 30, 2022. The decrease in cost of services followed the similar trend of the decrease in service revenue for the same period. The service revenue, including revenue from related parties, decreased 36.1% while the cost of services decreased 43.1%. Cost of services as a percentage of total revenue was 29.9% for the three months ended June 30, 2023, compared to 24.6% for the three months ended June 30, 2022.

Cost of product revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of product revenue	$1,972	$5,156	$(3,184)	(61.8)%
Percent of total revenue	15.5%	25.3%

Cost of product revenue decreased by $3.2 million, or 61.8%, to $2.0 million for the three months ended June 30, 2023, as compared to $5.2 million for the three months ended June 30, 2022. The decrease is in line with the decrease in product revenue. The sales of the top two product lines decreased 78.9% while the associated cost decreased 74.9%. During the three months ended June 30, 2022, the Company also faced supply chain issues, which caused the higher shipping costs. Cost of product revenue as a percentage of total revenue was 15.5% for the three months ended June 30, 2023, compared to 25.3% for the three months ended June 30, 2022.

Sales and Marketing

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$715	$620	$95	15.3%
Percent of total revenue	5.6%	3.0%

Sales and marketing expense increased by $95 thousand, or 15.3%, to $715 thousand for the three months ended June 30, 2023, as compared to $620 thousand for the three months ended June 30, 2022. The increase in sales and marketing expense was primarily due to rebuilding of the sales team to support the Company's growth initiatives.

Research and development

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$1,163	$1,250	$(87)	(7.0)%
Percent of total revenue	9.1%	6.1%

Research and development expense remained relatively flat at $1.2 million and $1.3 million for the three months ended June 30, 2023, and June 30, 2022, respectively.

General and administrative

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$15,814	$13,140	$2,674	20.4%
Percent of total revenue	124.1%	64.6%

General and administrative expense increased by $2.7 million, or 20.4%, to $15.8 million for the three months ended June 30, 2023, as compared to $13.1 million for the three months ended June 30, 2022. General and administrative expenses increased as a percentage of revenue from 64.6% for the six months ended June 30, 2022, to 124.1% for the three months ended June 30, 2023, which was primarily due to legal expense of $2.3 million, public filing expense $260 thousand, increase in directors and officer insurance of $448 thousand, increase in stock compensation expense of $93 thousand and director fees of $83 thousand in the current fiscal period compared to the prior period.

Depreciation and amortization

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$235	$219	$16	7.3%
Percent of total revenue	1.8%	1.1%

Depreciation and amortization expense remained relatively flat at $235 thousand and $219 thousand for the three months ended June 30, 2023, and June 30, 2022, respectively.

Interest expense

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$2,777	$1,464	$1,313	89.7%
Percent of total revenue	21.8%	7.2%

Interest expense increased by $1.3 million, or 89.7%, to $2.8 million for the three months ended June 30, 2023, as compared to $1.5 million for the three months ended June 30, 2022. The increase in interest expense was primarily due to the interest on the Convertible Notes entered into in the third quarter of 2022, and the two loans entered into in the first quarter of 2023, as compared to interest on the notes payable in the three months ended June 30, 2022. The notes payable were fully repaid at closing of the Business Combination.

Change in fair value of promissory notes

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of promissory notes	$259	$2,566	$(2,307)	(89.9)%
Percent of total revenue	2.0%	12.6%

Change in fair value of promissory notes was $2.3 million for the three months ended June 30, 2023. For the three months ended June 30, 2023, the Company recognized a loss of $259 thousand related to the 2023 Promissory Notes and 2023 Convertible Promissory Notes in connection with the amendments to the Convertible Notes. The Company engaged a third party specialist to assist with the valuation of such notes.

Change in fair value of derivatives

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of derivatives	$(3,462)	$—	$(3,462)	100.0%
Percent of total revenue	(27.2)%	—%

Change in fair value of derivatives notes was a gain of $3.5 million for the three months ended June 30, 2023. The Company recognized a change in fair value of derivatives notes in connection with the April 2023 Offering.

Change in fair value of unconsolidated affiliate

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of unconsolidated affiliates	$(293)	$(949)	$656	(69.1)%
Percent of total revenue	(2.3)%	(4.7)%

Change in fair value of unconsolidated affiliates decreased by $656 thousand, or 69.1%, to a gain of $293 thousand for the three months ended June 30, 2023, as compared to a gain of $949 thousand for the three months ended June 30, 2022. The decrease is attributable to the Company's consolidation of ModCloth. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth; as a result, ModCloth became a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the Company and no longer valued at fair value. The Company elected to apply the fair value option of accounting to the joint venture. The Company engaged a third-party valuation specialist to assist with the fair value assessment. As a result, the Company recorded a fair value adjustment for the investment in connection with its 50% interest on IPCO during the three months ended June 30, 2023 and recorded a fair value adjustment for the investment in connection with its 50% interest on IPCO and ModCloth during the six months ended June 30, 2022.

Change in fair value of convertible notes

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible notes	$1,296	$—	$1,296	100.0%
Percent of total revenue	10.2%	—%

Change in fair value of the Convertible Notes was a loss of $1.3 million for the three months ended June 30, 2023. The change is attributable to fair value of the Convertible Notes, which the Company engaged a third-party valuation specialist to assist with the fair value assessment.

Debt extinguishment gain

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Debt extinguishment gain	$63	$—	$63	100.0%
Percent of total revenue	0.5%	—%

Debt extinguishment was a gain of $63 thousand for the three months ended June 30, 2023. The debt extinguishment gain is attributable to the payment plan agreement entered into in June 2023 with an existing vendor.

Other (loss) income

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other (loss) income	$(259)	$(292)	$33	(11.3)%
Percent of total revenue	(2.0)%	(1.4)%

Other (loss) income decreased by $33 thousand, or 11.3%, to a loss of $259 thousand for the three months ended June 30, 2023, as compared to a loss of $292 thousand for the three months ended June 30, 2022. The other income during the three months ended June 30, 2022 included the income from the warehouse sublease, offset by the fair value changes on the Legacy Nogin Warrants. The other income during the three months ended June 30, 2023 included the fair value changes of the deferred cash consideration in the amount of $259 thousand.

Provision for income tax

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for income tax	$39	$(93)	$132	(141.9)%
Percent of total revenue	0.3%	(0.5)%

The provision for income tax increased $132 thousand, or 141.9%, to a benefit of $39 thousand during the three months ended June 30, 2023, as compared to an expense of $93 thousand for the three months ended June 30, 2022. The increase was primarily due to a full valuation allowance for differences related to GAAP and tax income related to the Company’s joint ventures due to election of accounting for the joint ventures using the equity method fair value option.

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

We calculate and define Adjusted EBITDA as net loss, adjusted to exclude: (1) interest expense, (2) income tax expense, (3) depreciation and amortization, (4) severance pay, (5) stock based compensation, (6) facility consolidation expenses, and (7) restructuring cost.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Loss	$(11,832)	$(10,970)	$(21,732)	$(20,915)
Interest expense	2,777	1,464	4,791	2,117
(Benefit) Provision for income taxes	39	(93)	13	65
Depreciation and amortization	235	219	437	420
Severance pay	108	105	1,548	117
Stock based compensation	117	25	370	83
Facility consolidation expenses	864	—	864	—
Restructuring cost	163	—	163	—
Adjusted EBITDA	$(7,529)	$(9,250)	$(13,546)	$(18,113)

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

The accompanying consolidated financial statements as of and for the six months ended June 30, 2023 have been prepared assuming the Company will continue to operate as a going concern. The Company has sustained recurring losses, negative working capital, and negative cash flows from operations and had a cash balance of $3.1 million as of June 30, 2023. These conditions provide substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these consolidated financial statements are issued.

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

On April 4, 2023, the Company entered into the Purchase Agreements with the Investors pursuant to which the Company agreed to sell, issue, and deliver to Investors, in the April 2023 Offering (i) 7,333,334 shares of Common Stock and (ii) 7,333,334 Common Warrants. Under the terms of the Purchase Agreements, the Company agreed to sell its Common Stock and accompanying Common Warrants at a combined offering price of $3.00 per share of Common Stock and accompanying Common Warrant. On April 6, 2023, the Company consummated the April 2023 Offering and received gross proceeds of approximately $22 million in connection with the offering before deducting placement agent fees and other offering expenses.

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

On August 26, 2022, immediately prior to the Closing, the Company issued $65.5 million aggregate principal amount of Convertible Notes and, as contemplated by the PIPE Subscription Agreements, the Company, the Note Guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into the Indenture. The Convertible Notes were offered in a private placement under the Securities Act, pursuant to the PIPE Subscription Agreements. The Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms, and will accrue interest at a rate of 7.00% per annum, payable in cash. The Convertible Notes may be converted at any time (in whole or in part) into shares of Common Stock, at the option of the holder of such Convertible Note, based on the applicable conversion rate at such time. The conversion price is approximately $230.00 per share of Common Stock, based on conversion rate of 4.3478 shares of Common Stock per $1,000 principal amount of Convertible Notes. For conversions with a conversion date on or after the first anniversary of the closing of the Transactions and prior to the regular record date immediately preceding the Maturity Date, the conversion consideration will also include an interest make-whole payment equal to the remaining scheduled payments of interest on the Convertible Note being converted through the Maturity Date. The Company will be able to elect to make such interest make-whole payment in cash or in Common Stock, subject to certain conditions. The conversion rate is subject to adjustments set forth in the Indenture, including conversion rate resets (x) on August 27, 2023, September 26, 2023 and September 26, 2024 and (y) following the consummation of certain equity and equity-linked offerings by the Company and sales of certain equity and equity-linked securities by certain shareholders of the Company. Each holder of a Convertible Note has the right to cause the Company to repurchase for cash all or a portion of the Convertible Notes held by such holder upon the occurrence of a “Fundamental Change” (as defined in the Indenture) at a price equal to (i) on or before September 26, 2023, 100% of the original principal amount of such Convertible Note, and (ii) from and after September 26, 2023, 100% of the accreted principal amount applicable at such time pursuant to the terms of the Indenture, in each case, plus accrued and unpaid interest.

The Indenture includes restrictive covenants that, among other things, require the Company to maintain a minimum level of liquidity on a consolidated basis and limit the ability of the Company and its subsidiaries to incur indebtedness above certain thresholds or to issue preferred stock, to make certain restricted payments, to dispose of certain material assets and engage in other asset sales, subject to reinvestment rights, to pay certain advisory fees in connection to the Transactions and the transactions contemplated by the PIPE Subscription Agreements above a certain threshold, and other customary covenants with respect to the collateral securing the obligations created by the Convertible Notes and the Indenture, including the entry into security documents (in each case, subject to certain exceptions set forth in the Indenture); provided that the covenants with respect to (i) the making of restricted payments, (ii) the incurrence of indebtedness, (iii) the disposition of certain material assets and asset sales, (iv) liquidity, (v) the payment of advisory fees and (vi) the collateral securing the obligations created by the Convertible Notes and the Indenture shall terminate once less than 15% of the aggregate principal amount of the Convertible Notes are outstanding. The liquidity covenant would terminate if the Company achieves $175 million in consolidated revenue in the preceding four fiscal quarters. Certain of the Company’s subsidiaries will serve as Notes Guarantors that jointly and severally, fully and unconditionally guarantee the obligations under the Convertible Notes and the Indenture. The Indenture also requires certain future subsidiaries of the Company, if any, to become Notes Guarantors. This covenant will terminate once less than 15% of the aggregate principal amount of the Convertible Notes are outstanding. The Indenture also includes customary events of default and related provisions for potential acceleration of the Convertible Notes.

The Company did not timely make the payment of the accrued interest on the Convertible Notes due on March 1, 2023, resulting in a default. Such default for thirty (30) consecutive days of the payment on interest due constitutes an Event of Default (as defined in the Indenture).

On March 26, 2023, the Company, the Notes Guarantors and Holders entered into limited waivers and consents pursuant to which each holder agreed to (i) waive the Specified Default and any payment obligation of the Company under the Indenture with respect to the March Interest Payment, (ii) in lieu of the Interest Payments, (a) receive a promissory note and (b) amend the Warrant Agreement (as defined below) to reduce the exercise price of the warrants governed thereby from $11.50 to $0.01, and (iii) consent to the entry into the Supplemental Indenture.

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

In addition, the 2023 Promissory Notes provide that, in the event the Company consummates the April 2023 Offering by April 30, 2023, the holder of each 2023 Promissory Note has the option to require the Company to prepay a portion of the principal balance of the 2023 Promissory Note in an amount equal to or less than the gross proceeds to the Company from any purchases by the Holder of the Company’s securities in the April 2023 Offering. Each holder may exercise its Put Option within ten business days following the closing and funding of the April 2023 Offering. In addition, certain of the 2023 Promissory Notes provide such holders with the right to convert the 2023 Promissory Note into Unregistered Securities on the same terms as the securities offered in the April 2023 Offering in the event such offering takes place.

In April 2023, upon consummation of the April 2023 Offering, all holders of the 2023 Promissory Notes exercised their Put Options and the holder of the 2023 Convertible Promissory Note converted the note into Unregistered Securities. As of June 30, 2023, the 2023 Promissory Notes and 2023 Convertible Promissory Notes were repaid in full.

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

In December 2021, the Company borrowed an additional $1 million from the same financial institution, which was repaid in full on December 31, 2021. In addition, the Company borrowed an additional $5 million that bore interest at a rate per annum of 6.25% plus the greater of 3.25% or the prime rate as published by the Wall Street Journal. The Company was required to make interest-only payments on the first of each month beginning February 1, 2022, with the full principal amount due on July 1, 2023. Upon payment in full, the Company is required to pay exit fees of $50 thousand.

In connection with the Note Agreement, the Company issued warrants to purchase up to 33,357 shares of Common Stock (the “Legacy Liability Warrants”) at an exercise price of $0.01 per share (Note 8). On the date of issuance, the Company recorded the fair value of the Legacy Liability Warrants as a discount to the First Tranche Notes which was being amortized into interest expense over the term of the First Tranche Notes using the effective interest method. The issuance costs were deferred over the repayment term of the debt. Deferred issuance costs relate to the Company’s debt instruments, the short-term and long-term portions are reflected as a deduction from the carrying amount of the related debt.

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

2022 Promissory Notes

During the second quarter of 2022, the Company entered into the 2022 Promissory Notes with various individuals, including current investors, members of management and other unrelated parties in exchange for cash in an amount equal to $7.0 million. The 2022 Promissory Notes were due to mature on the earlier of (a) one year from issuance or (b) the closing of the Business Combination (Note 1) and bore per annum interest at the rate of 7.75% plus the greater of 3.50% or the prime rate as published by the Wall Street Journal. The Company was required to make nine interest-only payments, followed by three principal and interest payments. In connection with the 2022 Promissory Notes, the Company issued warrants (“the 2022 Promissory Note Warrants”) to purchase up to 31,024 shares of Common Stock at an exercise price of $0.01 per share (Note 8). Upon payment in full of the 2022 Promissory Notes, the Company was required to make an additional final payment of $3.5 million.

The Company elected to account for the 2022 Promissory Notes under the fair value option of accounting upon issuance of each of the 2022 Promissory Notes. At issuance the Company recognized the fair value of the 2022 Promissory Notes of $6.3 million with the remaining $0.7 million of proceeds received allocated to the 2022 Promissory Note Warrants.

The 2022 Promissory Notes were repaid at the closing of the Business Combination.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022
Cash flow used in operating activities	$(30,215)	$(13,193)
Cash flow used in investing activities	(609)	(226)
Cash flow provided by financing activities	18,582	11,555

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

During the six months ended June 30, 2023, net cash used in operating activities increased by $17.0 million to $30.2 million, compared to net cash used in operating activities of $13.2 million during the six months ended June 30, 2022. The primary drivers of the change were the timing of payment for clients and vendors. Due to clients decreased by $7.3 million, from $10.9 million as of December 31, 2022, to $3.6 million as of June 30, 2023. Accounts payable decreased by $5.7 million, from $19.6 million as of December 31, 2022, to $13.9 million as of June 30, 2023. Among the $5.7 million decrease, $3.7 million was attributed to the changes in operating activities.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment and software.

During the six months ended June 30, 2023, net cash used in investing activities increased by $383 thousand to $609 thousand compared to net cash used in investing activities of $226 thousand during the six months ended June 30, 2022. The primary driver of the increase was cash used in the investment on the warehouse improvement and software development.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of debt as well as activity related to the Business Combination.

During the six months ended June 30, 2023, net cash provided by financing activities increased by $7.0 million to $18.6 million, compared to net cash provided by financing activities of $11.6 million for the six months ended June 30, 2022. The change was primarily driven by the proceeds from the April 2023 Offering.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of June 30, 2023.

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

Fair value measurements

Joint Ventures

The Company accounts for joint ventures in accordance with ASC 810-10, “Consolidations,” ASC 323-10, “Investments-Equity Method and Joint Ventures” and ASC 825-10, “Financial Instruments,” under which the Company’s joint ventures meet the criteria to be accounted for as an equity method investment using the fair value method. As such, the difference between fair value and cash contribution is recorded as a gain to other income in the Company’s consolidated statement of operations. The joint ventures are subject to fair value assessment each reporting period and the changes in fair value is booked to the Company’s consolidated statement of operations. In valuing joint venture investments, we utilized the valuation from an independent third-party specialist, with input from management, which used a combination of net income and market approaches, with 50% weight to the discounted cash flow method and 25% weigh to each of the guideline public company and transaction methods. Changes in these estimates and assumptions or the relationship between those assumptions impact our valuation as of the valuation date and may have a material impact on the valuation.

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

Standby Agreement

The Company has entered into a Standby Agreement and the Equity PIPE Subscription Agreement with a Financial Institution (Note 8) which is accounted for as a derivative in its entirety in accordance with ASC 815-10, and the structured payments within the Equity PIPE Subscription Agreement was considered an embedded feature in the Equity PIPE Subscription Agreement that met the definition of a derivative and required bifurcation from the Equity PIPE Subscription Agreement, as it is not clearly and closely related to the Equity PIPE Subscription Agreement and would be accounted for in accordance with ASC 815-10. The Company accounted for the

Standby Agreement Derivative acquired at fair value upon the closing of the Business Combination. The Company will continue to account for the Standby Agreement Derivative at fair value each reporting period in accordance with ASC 815-10. The Company engages a third-party valuation specialist to assist with the fair value assessment. The fair value changes is recorded in change in fair value of derivatives on the consolidated statements of operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of Common Stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Revenue

Revenue is accounted for using ASC Topic 606, Revenue from Contracts with Customers.

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

Commerce-as-a-Service

The Company’s main revenue stream is CaaS revenue in which they receive commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. Consideration for online sales is collected directly from the shopper by the Company and amounts not owed to the Company are remitted to the client. Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks relating to the products sold.

Product revenue

Under one of the Company’s Master Services Agreements, the Company is the owner of inventory and reseller of record. As a result, the Company is the principal in sales to end customers and records these revenues on a gross basis a point in time.

Fulfillment

Revenue for B2B fulfillment services is recognized on a gross basis either at a point in time or over a point in time. For example, inbound and outbound services are recognized when the service is complete, while monthly storage services are recognized over the service period.

Marketing

Revenue for marketing services is recognized on a gross basis as marketing services are complete. Performance obligations include providing marketing and program management such as procurement and implementation.

Shipping

Revenue for shipping services is recognized on a gross basis as shipments are completed and products are shipped to end customers.

Other services

Revenue for other services such as photography, B2C fulfillment, customer service, development and web design are reimbursable costs and recognized on the gross basis, and are services rendered as part of the performance obligations to clients for which an online platform and online orders are managed. All reimbursable costs are the responsibility of the Company as the Company uses such services to fulfill its performance obligations.

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

As of the end of the period covered by this Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2023, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nogin, Inc.	8-K	3.1	9/01/2022
3.2	Amended and Restated Bylaws of Nogin, Inc.	8-K	3.2	9/01/2022
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nogin, Inc.	8-K	3.1	3/28/2023
4.1	Form of Common Warrant.	8-K	4.1	4/4/2023
10.1	Form of Purchase Agreement.	8-K	10.1	4/4/2023
10.2	Placement Agency Agreement, dated as of April 4, 2023, by and among Nogin, Inc. and A.G.P./Alliance Global.	8-K	10.2	4/4/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Recast Financial Statements Originally Included in the Annual Report on Form 10-K of Nogin, Inc. for the year ended December 31, 2022.	8-K	99.1	4/3/2023
101

The following financial information from Nogin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statement of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Deficit - Unaudited, (iv) the Condensed Consolidated Statement of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).

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

August 14, 2023

By:	/s/ Shahriyar Rahmati
Shahriyar Rahmati
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

August 14, 2023