Form 10-Q
period 2023-09-30
Nogin, Inc.
filed 2023-11-22
CIK 1841800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 26, 2023, there were 11,288,253 shares of the registrant’s common stock outstanding, par value $0.0001 per share.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the section in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2023 titled “Risk Factors.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the ability to maintain the listing of the shares of Common Stock and Warrants on Nasdaq;

●	litigation, complaints, product liability claims and/or adverse publicity;

●	privacy and data protection laws, privacy or data breaches, or the loss of data;

●	the impact of changes in customer spending patterns, customer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability; and

●	our ability to fulfill the obligations and comply with the covenants under the Indenture governing our Convertible Notes; and

●	other risks and uncertainties included in this Report, including those under the section entitled “Risk Factors.”

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

Nogin, Inc. and Subsidiaries

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Nogin, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,885	$15,385
Accounts receivable, net	2,913	1,578
Inventory	9,374	15,726
Prepaid expenses and other current assets	1,356	2,539
Total current assets	15,528	35,228
Property and equipment, net	1,872	1,595
Right-of-use asset, net (Note 19)	15,254	17,391
Goodwill	—	6,748
Intangible assets, net	5,258	5,493
Investment in unconsolidated affiliates	8,388	7,404
Other non-current asset	963	1,074
Total assets	47,263	74,933
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,396	$19,605
Due to clients	5,556	10,891
Related party payables	931	1,033
Loans (Note 7)	7,608	—
Accrued expenses and other liabilities (Note 6)	16,814	17,826
Convertible notes (Note 7)	60,385	—
Lease liabilities, current portion (Note 19)	4,547	4,367
Total current liabilities	$111,237	$53,722
Convertible notes (Note 7)	—	60,852
Deferred tax liabilities	585	394
Lease liabilities, net of current portion (Note 19)	12,538	15,223
Other long-term liabilities (Note 6)	18,455	17,766
Total liabilities	142,815	147,957

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 500,000,000 shares authorized; 11,288,523 and 3,334,714 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	—
Additional paid-in capital	22,709	9,270
Accumulated deficit	(118,262)	(82,294)
Total stockholders’ deficit	(95,552)	(73,024)
Total liabilities and stockholders’ deficit	$47,263	$74,933

See the accompanying notes to the unaudited condensed consolidated financial statements.

Nogin, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net service revenue	$5,585	$10,013	$22,046	$27,800
Net product revenue	4,596	8,645	15,879	29,401
Net revenue from related parties	722	2,316	2,396	9,321
Total net revenue	10,903	20,974	40,321	66,522
Operating costs and expenses:
Cost of services (1)	3,112	6,304	11,919	17,496
Cost of product revenue (1)	4,318	7,956	10,231	23,363
Sales and marketing	1,117	925	2,534	2,111
Research and development	1,260	1,400	3,386	4,227
General and administrative	11,359	15,969	44,498	46,332
Goodwill impairment	6,748	—	6,748	—
Depreciation and amortization	318	194	755	614
Total operating costs and expenses	28,232	32,748	80,071	94,143
Operating loss	(17,329)	(11,774)	(39,750)	(27,621)
Interest expense	(2,087)	(2,568)	(6,878)	(4,685)
Change in fair value of promissory notes	—	(1,995)	(418)	(4,561)
Change in fair value of derivative instruments	4,732	64	9,042	64
Change in fair value of unconsolidated affiliates	1,922	87	984	(1,895)
Change in fair value of convertible notes	(1,250)	(9,182)	2,044	(9,182)
Debt extinguishment gain	—	(1,885)	63	(1,885)
Other (loss) income, net	(45)	(1,574)	(863)	87
Loss before income taxes	(14,057)	(28,827)	(35,776)	(49,678)
(Benefit) Provision for income taxes	178	69	191	134
Net loss	$(14,235)	$(28,896)	$(35,966)	$(49,812)

Net loss per common share – basic and diluted	$(1.28)	$(11.58)	$(4.31)	$(23.12)
Weighted average shares outstanding – basic and diluted	11,092,559	2,496,060	8,339,682	2,154,638

(1)	Exclusive of depreciation and amortization shown separately.

See the accompanying notes to the unaudited condensed consolidated financial statements

Nogin, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

	Convertible Redeemable Preferred Stock						Additional			Total
	Series A		Series B		Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, December 31, 2021	443,224	4,687	316,707	6,502	1,981,097	—	4,362	(1,330)	(16,262)	(13,230)
Stock-based Compensation	—	—	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	—	—	(9,942)	(9,942)
Balance, March 31, 2022	443,224	4,687	316,707	6,502	1,981,097	—	4,420	$(1,330)	$(26,204)	$(23,114)
Stock-based Compensation	—	—	—	—	—	—	25	—	—	25
Warrant issuance	—	—	—	—	—	—	713	—	—	713
Net loss	—	—	—	—	—	—	—	—	(10,970)	(10,970)
Balance, June 30, 2022	443,224	4,687	316,707	6,502	1,981,097	—	5,158	$(1,330)	$(37,174)	$(33,346)
Stock-based compensation	—	—	—	—	—	—	17	—	—	17
Net settlement of liability classified warrants into common stock	—	—	—	—	10,134	—	1,706	—	—	1,706
Net settlement of equity classified warrants into common stock	—	—	—	—	27,953	—	—	—	—	—
Exercise of stock options	—	—	—	—	9,957	—	84	—	—	84
Conversion of redeemable convertible preferred stock to common shares and cancellation of treasury shares	(443,224)	(4,687)	(316,707)	(6,502)	759,931	—	9,857	1,330	—	11,187
Reverse capitalization, net of transaction costs	—	—	—	—	543,204	—	(8,439)	—	(13,307)	(21,746)
Equity classified warrants issued with PIPE convertible notes	—	—	—	—	—	—	366	—	—	366
Common stock issued to settle PIPE convertible note issuance costs	—	—	—	—	2,438	—	488	—	—	488
Net loss	—	—	—	—	—	—	—	—	(28,896)	(28,896)
Balance, September 30, 2022	—	—	—	—	3,334,714	—	9,237	$—	$(79,379)	$(70,142)

Balance, December 31, 2022	—	—	—	—	3,334,714	—	9,270	—	(82,294)	(73,024)
Stock-based compensation	—	—	—	—	—	—	253	—	—	253
Fair value of equity classified warrants in common stock	—	—	—	—	—	—	430	—	—	430
Net loss	—	—	—	—	—	—	—	—	(9,901)	(9,901)
Balance, March 31, 2023	—	$—	—	$—	3,334,714	$—	$9,953	$—	$(92,195)	$(82,242)
Issuance of common stock	—	—	—	—	7,699,277	1	12,526	—	—	12,527
Stock-based compensation	—	—	—	—	—	—	117	—	—	117
Warrant exercise	—	—	—	—	58,568	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(11,832)	(11,832)
Balance, June 30, 2023	—	$—	—	$—	11,092,559	$1	$22,596	$—	$(104,027)	$(81,430)
Stock-based compensation	—	—	—	—	195,964	—	101	—	—	101
Warrant exercise	—	—	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	—	—	(14,235)	(14,235)
Balance, September 30, 2023	—	$—	—	$—	11,288,523	$1	$22,709	$—	$(118,262)	$(95,552)

See the accompanying notes to the unaudited condensed consolidated financial statements

Nogin, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,966)	$(49,812)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	755	614
Amortization of debt issuance costs and discounts	3,154	2,154
Debt issuance costs expensed under fair value option	554	2,034
Stock-based compensation	472	100
Deferred income taxes	191	134
Change in fair value of unconsolidated affiliates	(984)	1,895
Change in fair value of warrant liability	(8,471)	717
Change in fair value of promissory notes	981	4,561
Change in fair value of convertible notes	(2,044)	9,182
Change in fair value of derivatives	(847)	(64)
Loss on extinguishment of debt	—	1,885
Settlement of deferred revenue	—	(1,611)
Gain on extinguishment of accounts payable liabilities	(63)	—
Gain on disposal of asset	(1)	—
Goodwill impairment	6,748	—
Other	(3)	(321)
Changes in operating assets and liabilities:
Accounts receivable	(1,335)	346
Related party receivables	—	(3,120)
Inventory	6,352	10,257
Prepaid expenses and other current assets	3,090	(4,037)
Other non-current assets	85	—
Accounts payable	(2,213)	1,875
Due to clients	(5,335)	(1,617)
Related party payables	(102)	229
Lease assets and liabilities	(369)	—
Accrued expenses and other liabilities	(407)	(688)
Net cash used in operating activities	(35,758)	(25,287)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(773)	(1,744)
Proceeds from sale of property and equipment	4	—
Net cash used in investing activities	(769)	(1,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	—	84
Proceeds from issuance of April 2023 Offering	22,000	—
Payment of issuance costs for April 2023 Offering	(1,291)	—
Proceeds from business combination, net of issuance costs	12	1,375
Payment of long-term note payable	—	(20,950)
Proceeds from short-term loans	8,192	—
Payment of short-term loans	(2,525)	—
Proceeds from promissory notes	—	8,000
Proceeds from promissory notes – related parties	—	2,175
Payment of promissory notes	(3,478)	(12,033)
Payment of promissory notes – related parties	(106)	(3,130)
Payment of debt issuance costs	223	(397)
Proceeds from PIPE convertible note issuance	—	65,500
Prepayment and other fees paid upon early settlement of debt	—	(489)
Proceeds from line of credit	—	114,981
Repayments of line of credit	—	(115,329)
Net cash provided by financing activities	23,027	39,787
NET DECREASE IN CASH AND RESTRICTED CASH	(13,500)	12,756
Beginning of period	15,385	4,571
End of period	$1,885	$17,327

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,410	$2,231
Cash paid for taxes	126	210
Right-of-use assets exchanged for lease liabilities	1,173	—

Noncash Investing and Financing Activities
Issuance of warrants with debt	$1,483	—
Promissory Note Issuance (Default Interest)	4,649	—
Issuance of note to extinguish accounts payable	1,933	—
Issuance of common stock to settle transaction and advisory costs	—	3,588
Deferred transaction and advisory fees	—	10,979
Cash election consideration payable at closing of Business Combination	—	9,198
Conversion of redeemable convertible preferred stock into common stock	—	11,189
Net settlement of liability classified warrants	—	1,706

SCHEDULE OF CASH AND RESTRICTED CASH
Cash	$1,885	$15,827
Restricted cash	—	1,500
Total cash and restricted cash	$1,885	$17,327

See the accompanying notes to the unaudited condensed consolidated financial statements

Nogin, Inc. and Subsidiaries
Note to Unaudited Condensed Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2022. The interim results for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the period ending December 31, 2023, or for any future annual or interim periods.

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

The accompanying consolidated financial statements as of and for the nine months ended September 30, 2023, have been prepared assuming the Company will continue as a going concern. The Company has sustained recurring losses, negative working capital and negative cash flows from operations and had a cash balance of $1.9 million as of September 30, 2023. In addition, the Company did not meet its financial covenants during the September 30, 2023, reporting period, and is in discussions with its convertible noteholders with respect to future activities and outcomes. These conditions provide substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these consolidated financial statements are issued.

On April 6, 2023, the Company consummated the April 2023 Offering and received gross proceeds of approximately $22 million in connection with the offering before deducting placement agent fees and other offering expenses.

In addition, the Company is currently executing on various strategies to improve available cash balances, liquidity and cash generated from operations, including strategic growth plans, ongoing comprehensive cost reduction and performance improvement programs, reduced headcount and elimination of certain discretionary and general and administrative expenses, and taking steps to improve the operational efficiency of our fulfillment operations. However, our failure to obtain financing as and when needed could have significant negative consequences for our business, financial condition, and results of operations. Our future capital requirements and the adequacy of available funds will depend on many factors, many of which are beyond our control.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The Company prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions. Significant estimates and assumptions reflected in the financial statements include, but are not limited to, the allowance for credit losses and revenue recognition, including variable consideration for estimated reserves for returns and other allowances, forecasts and other assumptions used in valuations. Management bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Accounts Receivable, Net

The allowance for credit losses was $288 thousand as of September 30, 2023, and $425 thousand as of December 31, 2022.

Inventory

Inventory is comprised entirely of finished goods for resale. The reserve for returns was $45 thousand as of September 30, 2023, and $535 thousand as of December 31, 2022.

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

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. As of September 30, 2023, receivables from two customers amounted to $320 thousand (or 14% of accounts receivable) and $207 thousand (or 9% of accounts receivable), respectively. As of December 31, 2022, receivables from two customers amounted to $771 thousand (or 44% of accounts receivable) and $153 thousand (or 9% of accounts receivable), respectively.

Major Customers

For the nine months ended September 30, 2023, revenue from our top three customers amounted to $7.4 million (or 18% of total revenue), $4.2 million (or 10% of total revenue), and $2.1 million (or 5% of total revenue), respectively. For the nine months ended September 30, 2022, revenue from our top three customers amounted to $21.3 million (or 32% of total revenue), $9.6 million (or 14% of total revenue), and $6.2 million (or 9% of total revenue), respectively.

Major Suppliers

For the nine months ended September 30, 2023, our top three vendors accounted for operating expense of $4.5 million (or 10% of total operating expense purchases), $2.4 million (or 5% of total operating expense purchases) and $2.0 million (or 4% of total operating expense purchases), respectively. For the nine months ended September 30, 2022, our top three vendors accounted for operating expense of $8.0 million (or 12% of total operating expense purchases), $6.8 million (or 10% of total operating expense purchases) and $6.3 million (or 9% of total operating expense purchases), respectively.

Right-of-use Assets and Lease Liabilities

On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02 and all subsequent amendments, collectively codified in ASC Topic 842, “Leases” (“ASC 842”), using the current period adjustment method. Accordingly, comparative period financial information was not restated for the effects of adopting ASC 842.

The significant practical expedients we adopted include the following:

●	We elected the practical expedient to apply the transition approach as of the beginning of the period of adoption and not restate comparative periods;

●	We elected to utilize the “package of three” expedients, as defined in ASC 842, whereby we did not reassess whether contracts existing prior to the effective date contain leases, nor did we reassess lease classification determinations nor whether initial direct costs qualify for capitalization;

●	We elected the practical expedient to not capitalize any leases with initial terms of twelve months or less on our consolidated balance sheet;

●	For all underlying classes of leased assets, we elected the practical expedient to not separate lease and non-lease components; and

●	We elected not to use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.

As of the date of adoption on January 1, 2022, the impact of ASC 842 resulted in the recognition of a right-of-use asset (“ROU asset”) and lease liability for our operating leases on our consolidated balance sheets of approximately $13.0 million and $15.1 million, respectively.

Lease liabilities were recognized based on the present value of remaining lease payments over the remaining lease term. ROU assets were recognized utilizing the lease liability as of January 1, 2022, adjusted for deferred rent recorded as under ASC 840 operating lease related balances. As the Company’s operating lease agreements do not provide a rate implicit in the lease, we discounted the remaining lease payments using an estimated incremental borrowing rate, which was based on the information available at the adoption date. Operating lease cost is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The adoption of this new guidance did not have a material net impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

Our operating leases primarily consist of office space, distribution centers and equipment used within our operations. Most of the leases have lease terms ranging from three to eight years, although the terms and conditions of our leases can vary significantly from lease to lease.

Long-lived Assets

There was no impairment of long-lived assets at September 30, 2023 and December 31, 2022.

Goodwill

Given the Company’s constrained liquidity and working capital, the Company has been unable to execute certain obligations which have raised substantial doubt regarding the future viability of the affected assets and their operations. The Company performed a quantitative impairment analysis as of September 30, 2023, and recognized an impairment of goodwill of $6.7 million at September 30, 2023. There was no impairment of goodwill at December 31, 2022.

Intangibles

Intangible assets include acquired technology, trade names and other intangibles. Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the asset, which range from five to fifteen years. Indefinite lived assets such as trade names are expected to generate cash flows indefinitely. Consequently, these assets were classified as indefinite-lived intangibles and accordingly are not amortized but reviewed for impairment annually, or sooner under certain circumstances. There was no impairment of indefinite-lived assets at September 30, 2023 and December 31, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since its inception.

Revenue Recognition

Revenue is accounted for using FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

In accordance with ASC Topic 606, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer,

●	Identification of the performance obligations in the contract,

●	Determination of the transaction price,

●	Allocation of the transaction price to the performance obligations in the contract, and

●	Recognition of revenue when or as the performance obligations are satisfied.

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

Variable consideration is included in revenue for potential product returns. The Company uses an estimate to constrain revenue for the expected variable consideration at each period end. The Company reviews and updates its estimates and related accruals of variable consideration each period based on the terms of the agreements, historical experience, and expected levels of returns. Any uncertainties in the ultimate resolution of variable consideration due to factors outside of the Company’s influence are typically resolved within a short timeframe therefore not requiring any additional constraint on the variable consideration. The estimated reserve for returns is included on the balance sheet in accrued expenses with changes to the reserve in revenue on the accompanying statement of operations. The reserve for returns as of September 30, 2023, was $0.3 million and as of December 31, 2022 was $1.4 million.

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

Due to Clients

Due to clients consists of amounts payable to clients pertaining to the client’s last month pro rata shares of revenue earned and collected by the Company, less any returns and any expenses incurred by the Company on behalf of the clients. In most cases, the Company acts as the merchant and seller of record and thus directly collects the funds from sales on the online store. As such, at the end of each month, there is an amount owed to the Company’s clients in net of the Company’s fees, and expenses incurred on the client’s behalf.

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

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

Other recently issued accounting standards are not expected to have a material effect on the Company’s financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2023, and December 31, 2022, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Furniture and equipment	$3,154	$2,406
Leasehold improvements	572	572
Property and equipment, gross	3,726	2,978
Less accumulated depreciation	(1,854)	(1,383)
Property and equipment, net	$1,872	$1,595

Depreciation expense for property and equipment for the nine months ended September 30, 2023 and 2022 was $493 thousand and $441 thousand, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS

In connection with the ModCloth acquisition (Note 13), the Company recorded $6.7 million of goodwill. Given the company’s constrained liquidity and working capital, the company has been unable to execute certain obligations which have raised substantial doubt regarding the future viability of the affected assets and their operations. The Company performed a quantitative impairment analysis as of September 30, 2023 and recognized a full impairment of $6.7 million at of September 30, 2023.

In connection with the BTB (ABC), LLC (“Betabrand”) acquisition, the Company’s amortization expense for capitalized software for the nine months ended September 30, 2023 and 2022 was $164 thousand and $169 thousand, respectively.

As of September 30, 2023 and December 31, 2022, intangible assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Software	$1,166	$1,166
Trade Name	4,617	4,617
	5,783	5,783
Less: Accumulated amortization	(525)	(290)
Intangible assets-net	$5,258	$5,493

As of September 30, 2023, the Company’s amortization of intangibles for the next five years are as follows (in thousands):

2023 (remaining)	$55
2024	219
2025	219
2026	219
2027	—
Total remaining intangible amortization	$712

5.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

On December 31, 2021, the Company and CFL Delaware, Inc. (“CFL”) formed a joint venture, IPCO, whereby Nogin contributed certain assets acquired from the Betabrand acquisition and entered into a Master Services Agreement with IPCO to provide certain e-commerce services, marketing, photography, customer service and merchant credit card monitor fraud services (Note 14). Also, CFL entered into a Master Supply Agreement with IPCO and agreed to procure the supply of inventory to IPCO, provide manufacturing, fulfillment, logistics and warehousing services for the inventory. The Company accounts for its investment in IPCO under the fair value option of accounting. As of September 30, 2023, and December 31, 2022, the investment balance related to IPCO was $8.4 million and $7.4 million, respectively, and was included in investment in unconsolidated affiliates on the consolidated balance sheets. For the nine months ended September 30, 2022, the Company recorded a loss of $1.6 million to other expenses related to the settlement of deferred revenue related to sale of finished inventory to IPCO. In addition, the Company recorded a fair value adjustment related to its IPCO investment of $984 thousand gain and $45 thousand loss for the nine months ended September 30, 2023, and September 30, 2022, respectively, included in changes in fair value of unconsolidated affiliates on the consolidated statement of operations.

The following table presents summarized financial information for the joint venture for the nine months ended September 30, 2023 and 2022, and as of September 30, 2023 and December 31, 2022 (in thousands):

	IPCO
	For the Nine Months Ended September 30,	For The Nine Months Ended September 30,
	2023	2022
Net revenue	$7,383	$18,558
Gross margin	5,025	14,190
Net loss	(2,673)	(1,767)

	IPCO
	As of September 30, 2023	As of December 31, 2022
Current assets	$3,527	$4,254
Long term assets	5,062	5,509
Current liabilities	5,903	6,142
Long term liabilities	2,847	1,032

The Company’s IPCO investments are Level 3 fair value measurements. The Company utilized the following valuation methods to conclude on the fair value as of September 30, 2023:

-	Discounted Cash Flow– The key unobservable input utilized was a discount rate of 17.9% for IPCO.

-	Guideline Public Company Method – The Company utilized a revenue multiple of 1.00x for IPCO on current period forecasted revenues. The revenue multiple was derived from public peers of IPCO.

-	Guideline Transaction Method – The Company utilized a revenue multiple of 1.15x for IPCO on current period forecasted revenues. The revenue multiple was derived from public transactions in which the target companies were similar to IPCO.

The following table summarizes the changes in the IPCO investment Level 3 fair value measurement (in thousands):

IPCO
Balance as of January 1, 2022	$7,133
Change in fair value	271
Balance as of December 31, 2022	7,404
Change in fair value	(645)
Balance as of March 31, 2023	$6,759
Change in fair value	(293)
Balance as of June 30, 2023	$6,466
Change in fair value	1,922
Balance as of September 30, 2023	$8,388

6.	CERTAIN LIABILITY ACCOUNTS

Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Business Combination consideration payable	$5,000	$5,000
Contract liability	3,931	5,058
Payroll and other employee costs	1,468	1,300
Sales tax payable	509	1,191
Accrued interest	378	1,622
Accrued transaction costs	—	840
Inventory accrual	—	503
Other accrued expenses and current liabilities	5,528	2,312
Total	$16,814	$17,826

Included in “Contract liability” are liabilities primarily related to unearned revenue and unredeemed gift cards. Unearned revenue is recorded when payments are received in advance of fulfilling our obligations and is recognized when the obligations are fulfilled.

As of September 30, 2023, our liabilities for unearned revenue were $3.1 million, which included $2.6 million employee retention credits received in June 2023. As of December 31, 2022, our liabilities for unearned revenue were $2.1 million. As of September 30, 2023 and December 31, 2022, our liabilities for unredeemed gift cards were $829 thousand and $3.0 million.

Other long-term liabilities as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Deferred transaction costs payable	$10,979	$10,979
Warrant liability	2,024	—
Business Combination consideration payable	3,917	3,355
Deferred PIPE issuance costs payable	1,160	1,160
PIPE principal accretion	—	617
Legal settlement	290	621
Standby agreement derivative liability	—	847
Other long-term liabilities	85	187
Total	$18,455	$17,766

7.	LONG-TERM DEBT

Convertible Notes and Indenture

On April 19, 2022, the Company, certain guarantors named therein (the “Notes Guarantors”) and certain investors named therein (each, a “Subscriber” and collectively, the “Subscribers”), entered into subscription agreements (each, a “PIPE Subscription Agreement” and collectively, the “PIPE Subscription Agreements”) pursuant to which the Company agreed to issue and sell to the Subscribers immediately prior to the closing of the Business Combination (i) up to an aggregate principal amount of $75.0 million of 7.00% Convertible Notes due 2026 at par value of the notes and (ii) up to an aggregate of 1.5 million warrants (the “PIPE Warrants”) with each whole PIPE Warrant entitling the holder thereof to purchase one share of Common Stock

On August 26, 2022, immediately prior to the closing of the Business Combination (the “Closing”), the Company issued $65.5 million aggregate principal amount of Convertible Notes and, as contemplated by the PIPE Subscription Agreements, the Company, the Note Guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an Indenture governing the Convertible Notes (the “Indenture”). The Convertible Notes were offered in a private placement under the Securities Act, pursuant to the PIPE Subscription Agreements. The Convertible Notes will mature on September 1, 2026 (the “Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms, and will accrue interest at a rate of 7.00% per annum, payable in cash. The Convertible Notes may be converted at any time (in whole or in part) into shares of Common Stock, at the option of the holder of such Convertible Note, based on the applicable conversion rate at such time. The conversion price is approximately $230.00 per share of Common Stock, based on an initial conversion rate of 4.3478 shares of Common Stock per $1,000 principal amount of Convertible Notes. For conversions with a conversion date on or after the first anniversary of the closing of the Transactions and prior to the regular record date immediately preceding the Maturity Date, the conversion consideration will also include an interest make-whole payment equal to the remaining scheduled payments of interest on the Convertible Note being converted through the Maturity Date. The Company will be able to elect to make such interest make-whole payment in cash or in Common Stock, subject to certain conditions. The conversion rate is subject to adjustments set forth in the Indenture, including conversion rate resets (x) on August 27, 2023, September 26, 2023 and September 26, 2024 and (y) following the consummation of certain equity and equity-linked offerings by the Company and sales of certain equity and equity-linked securities by certain shareholders of the Company. On August 27, 2023, the conversion rate reset to the greater of (i) the then- current conversion rate and (ii) if the Standby Capital VWAP Sale Price (as defined below) is less than or equal to $150.00, the quotient of (x) $1,000 and (y) the volume weighted average sale price of shares of Common Stock sold under the Standby Agreement (as defined below) (the “Standby Capital VWAP Sale Price”). As of September 30, 2023, the Standby Capital VWAP Sale Price was $35.20.

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

The Company elected to account for the Convertible Notes under the fair value option of accounting upon issuance of the Convertible Notes. At issuance the Company recognized the fair value of the Convertible Notes of $65.1 million with the remaining $0.4 million of proceeds received allocated to the PIPE Warrants. As of September 30, 2023 and December 31, 2022, the fair value of the Convertible Notes were $60.8 million and $62.5 million, respectively, of which $378 thousand and $1.6 million, respectively, representing accrued interest, is included in accrued expenses and other current liabilities on the consolidated balance sheets. During the nine months ended September 30, 2023, the gain on fair value of the Convertible Notes was $2 million and the interest expense was $3.4 million, which is recognized based on effective interest method.

The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Convertible Notes (the hybrid financial instrument) at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a binomial lattice valuation model. The significant inputs to the valuation of the Convertible Notes at fair value are Level 3 inputs since they are not directly observable. The significant assumptions used in the model are the discount rate of 14.03%, which is based on the company’s credit rating, volatility of 98.71% and 35 time-nodes.

2023 Promissory Notes and 2023 Convertible Promissory Notes

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

On March 26, 2023, the Company, the Notes Guarantors and each holder of the Convertible Notes executed unsecured promissory notes (each, a “2023 Promissory Note” and collectively, the “2023 Promissory Notes”), with each 2023 Promissory Note having an aggregate principal amount equal to such holder’s interest payments. The 2023 Promissory Notes mature on March 26, 2025 and accrue interest at seven percent (7.0%) per annum.

In addition, the 2023 Promissory Notes provide that, in the event the Company consummates the April 2023 Offering by April 30, 2023, the holder of each 2023 Promissory Note has the option to require the Company to repay a portion of the principal balance of the 2023 Promissory Note in an amount equal to or less than the gross proceeds to the Company from any purchases by the holder of the Company’s securities in the April 2023 Offering (the “Put Option”). Each holder may exercise its Put Option within ten business days following the closing and funding of the April 2023 Offering. In addition, certain of the 2023 Promissory Notes provide such holders with the right to convert their respective promissory note (the “2023 Convertible Promissory Notes”) into unregistered securities of the Company (the “Unregistered Securities”) on the same terms as the securities offered in the April 2023 Offering in the event such offering is consummated.

The Company elected to account for the 2023 Promissory Notes and 2023 Convertible Promissory Notes under the fair value option of accounting upon issuance of such notes. At issuance the Company recognized the fair value of the 2023 Promissory Notes and 2023 Convertible Promissory Notes of $4.8 million.

In April 2023, upon consummation of the April 2023 Offering, all holders of the 2023 Promissory Notes exercised their Put Options and the holder of the 2023 Convertible Promissory Note converted such note into Unregistered Securities. As of September 30, 2023, the 2023 Promissory Notes and 2023 Convertible Promissory Note were repaid in full.

Loans

In August 2023, the Company obtained a loan for $320 thousand with a merchant third-party with an annual percentage rate of 9.77%, which are to be repaid from future cash receipts directly from the merchant. During the nine months ended September 30, 2023, repayments of $20 thousand have been made and the loan is expected to be fully repaid in February 2024. As of September 30, 2023, the outstanding balance of the loan was $325 thousand.

In July 2023, the Company refinanced the existing loan obtained in February to $2 million with the third-party with an annual interest rate of 34% and debt issuance cost of $25 thousand (the “Refinanced February 2023 Loan”), which are to be paid from future cash receipts. The third-party has rights to future cash receipts until the loan is fully repaid. The weekly repayments began in August 2023 for $74 thousand and will continue until the loan is fully repaid in March 2024. As of September 30, 2023, the outstanding balance of the loan was $1.6 million.

In August 2023, the Company obtained a loan for $2 million with the same third-party provided the July 2023 Loan with an annual interest rate of 39% and debt issuance cost of $50 thousand (the “August 2023 Loan”), which are to be paid from future cash receipts. The third-party has rights to future cash receipts until the loan is fully repaid. The weekly repayments began in August 2023 for $87 thousand and will continue until the loan is fully repaid in March 2024. As of September 30, 2023, the outstanding balance of the loan was $1.7 million.

In September 2023, the Company obtained two loans for a total of $1.5 million with two third-party loan originators with an annual interest rate of 42% and debt issuance cost of $73 thousand (each, a “September 2023 Loan” and collectively, the “September 2023 Loans”), which are to be paid from future cash receipts. The third-party loan originators have rights to future cash receipts until the loans are fully repaid. The weekly repayments began in October 2023 for $71 thousand and will continue until the loans are fully repaid in April 2024. As of September 30, 2023, the outstanding balance of the loan was $1.5 million.

In September 2023, the Company obtained a loan for $500 thousand with a merchant third-party with an annual percentage rate of 26.55%, which are to be repaid from future cash receipts directly from the merchant. During the nine months ended September 30, 2023, repayments of $7 thousand have been made and the loan is expected to be fully repaid in March 2024. As of September 30, 2023, the outstanding balance of the loan was $495 thousand.

In June 2023, the Company entered into a payment plan agreement with an existing vendor with an outstanding accounts payable amount of $2 million. The Company agreed to pay $125 thousand upon the execution of the agreement and on the first day of each month commencing July 1, 2023 through and including August 1, 2024. During the nine months ended September 30, 2023, repayments of $125 thousand have been made. On September 1, 2024, a final payment in an amount equal to the then outstanding balance plus accrued interest at a rate of five percent per annum shall be paid. As of September 30, 2023, the outstanding balance of the loan was $1.9 million.

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

On March 28, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to effect a 1-for-20 reverse stock split of the Common Stock (the “Reverse Stock Split”). Proportionate adjustments have been made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of warrants issued by the Company. As a result of the 1-for-20 reverse stock split, the number of PIPE Warrants outstanding was adjusted from 1,396,419 to 69,821 and the exercise price was increased from $0.01 per share to $0.20 per share. During the nine months ended September 30, 2023, holders exercised 58,568 PIPE Warrants. As of September 30, 2023, 11,253 PIPE Warrants remain outstanding.

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

The Company engaged a third-party valuation specialist to assist with the fair value assessment. The fair value as of December 31, 2022 of the Standby Agreement Derivative liability was $847 thousand and was recorded in other long-term liabilities on the condensed consolidated balance sheets. In March 2023, all shares were resold by the Financial Institution and the Company recognized a gain to fair value of derivative instruments of $847 thousand for the nine months ended September 30, 2023 on the condensed consolidated statements of operations.

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

The Company utilized the Black-Scholes valuation model to value the Common Warrants and Tenor Warrants at issuance and as of September 30, 2023. The Black-Scholes model provides the theoretical estimate of the price of European style option, considering the price of the underlying stock, strike price, time to expiration, risk-free rate, and volatility. The Company utilized the following weighted average inputs as of April issuance and September 30, 2023.

	April 6, 2023	September 30, 2023
Underlying price	$1.91	$0.54
Strike price/exercise price	3.00	3.00
Expected life	5.00	4.52
Risk-free rate	3.37%	4.65%
Volatility	96.23%	102.94%

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

The fair value as of September 30, 2023 of one Common Warrant or one Tenor Warrant was $0.26. The fair value of the Common Warrants and Tenor Warrants liability was $2.0 million and was recorded in other long-term liabilities on the condensed consolidated balance sheets.

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

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	September 30, 2023	December 31, 2022
Warrant liability (Level 2) – Note 8	$2,024	$—
Investment in unconsolidated affiliates (Level 3) – Note 5	8,388	7,404
Convertible Note (Level 3) – Note 7	60,762	60,852
Standby Agreement derivative liability (Level 3) – Note 8	—	847
Non-current Business Combination Cash Consideration (Level 3)	3,917	3,355

Deferred Business Combination cash consideration

In connection with the Business Combination, Legacy Nogin equity holders elected to receive $15.0 million of the merger consideration in cash. In order to meet conditions to close the Transactions, the Company paid $4.1 million of the $15.0 million cash consideration at the Closing Date. Of the $10.9 million in deferred cash consideration, $5.0 million is payable, subject to certain conditions, on February 21, 2023, and is included in accrued expenses and other current liabilities as of September 30, 2023 on the condensed consolidated balance sheets (the “Current Cash Consideration”). The remaining $5.9 million (the “Non-current Cash Consideration”) is payable, subject to certain conditions, on the earlier of (a) the date on which the Company completes a primary offering of equity securities that generates gross proceeds to the Company equal to or in excess of $15.0 million and (b) November 25, 2026. In the event the conditions to paying cash consideration are not met and cash consideration remains unpaid as of November 25, 2026, the unpaid cash consideration will be settled in shares of Common Stock with the number of shares issued determined based on the quotient of unpaid cash consideration divided by the 10-day volume weighted average trading price of the Common Stock on the Nasdaq Stock Market LLC (“Nasdaq”). The Company elected to account for the Non-current Cash Consideration of $5.9 million under the fair value option of accounting under ASC 825-10. At the Closing Date, the fair value of the Non-current Cash Consideration was $4.2 million. In connection with the reverse recapitalization, the cash consideration would be akin to a distribution of capital. As a result, the Company recorded the fair value of the distribution at the Closing Date of $13.3 million, which included the $4.1 million paid at the Closing Date, $5.0 million Current Cash Consideration and $4.2 million Non-current Cash Consideration, against accumulated deficit. As of September 30, 2023, the fair value of the Non-current Cash Consideration was $3.9 million which is included in other long-term liabilities on the condensed consolidated balance sheets. The change in fair value from the Closing Date for the nine months ended September 30, 2023 of $0.6 million is included in other income on the condensed consolidated statements of operations.

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

The income tax expense for the nine months ended September 30, 2023 and September 30, 2022 was an expense of $191 thousand and $134 thousand, respectively. Income tax expense differs from the income taxes expected at the U.S. federal statutory tax rate of 21%, primarily due to state taxes and additional valuation allowance for the period ended September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, there were 172,147 and 59,028 shares available respectively, for grant under the Company’s stock incentive plans.

Stock Options

Stock options have been granted under the 2013 and 2022 Plans. Such options have a 10-year term and generally vest ratably over a period of four years. Summary information related to stock options outstanding as of September 30, 2023 and December 31, 2022 is as follows:

Outstanding Stock Options
Outstanding at January 1, 2022	42,546
Granted	87,323
Exercised	(9,957)
Forfeited / Terminated	(46,171)
Outstanding at December 31, 2022	73,741
Granted	83,000
Exercised	—
Forfeited / Terminated	(75,140)
Outstanding at September 30, 2023	81,601

The weighted average exercise price of the outstanding options was $35.83 and $255.40 per share as of September 30, 2023 and December 31, 2022, respectively. There were 64,252 and 46,660 fully vested and exercisable options as of September 30, 2023 and December 31, 2022, respectively.

The Company recognized $223 thousand and $100 thousand in stock compensation expense for the nine months ending September 30, 2023 and 2022, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility was computed based on the historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield to curve in effect at the time of grant.

The Company has no history or expectations of paying dividends on its Common Stock.

The following table summarizes the assumptions used in the calculation of the fair market value for awards granted during the nine months ended September 30, 2023:

Valuations assumptions

Expected dividend yield	—%
Expected volatility	61%
Expected term (years)	6
Risk-free interest rate	3.9%

Restricted Stock Units

As of September 30, 2023, restricted stock units (“RSUs”) of 506,250 shares were granted under the 2022 Plan. The RSUs are issued upon vesting. The RSUs vest over a period of 1-3 years and are expected to be settled in shares upon vesting. The weighted average exercise price of each RSU was $15.40 per share as of September 30, 2023. The Company recognized $248 thousand in stock compensation expense for the nine months ending September 30, 2023. There were no RSUs granted in fiscal year 2022.

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

Sales under the Master Services Agreement to IPCO were $1.7 million and $3.5 million for the nine months ended September 30, 2023 and September 30, 2022. In addition, the Company sold inventory to IPCO for $0.6 million during the first quarter of 2022, and such amount is included in net revenue to related parties in the consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the Company had payables to IPCO of $0.9 million and $1.0 million, respectively, which were included in related party payables on the consolidated balance sheets.

Prior to December 1, 2022, the Company owned a 50% equity interest in a joint venture, ModCloth, which was accounted for under the fair value option of accounting. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth from Tiger Capital, pursuant to Tiger Capital’s exercise of their put option to require the Company to purchase all of Tiger Capital’s equity interest for $1.5 million in cash. As a result of the ModCloth Acquisition, ModCloth is now a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the company post-assignment. Sales under the Master Services Agreement to ModCloth prior to the assignment were $7.0 million for the nine months ended September 30, 2022.

The Company’s chief executive officer and his immediate family member (together, the “PIPE Related Parties”) were investors in the PIPE issuance of Convertible Notes (Note 7) for total proceeds of $1.5 million. In addition to the $1.5 million in Convertible Notes, the PIPE Related Parties also received 32,142 equity classified Convertible Note Warrants (Note 8). As of September 30, 2023, the fair value of the Convertible Notes with the PIPE Related Parties was $1.4 million, which is included in Convertible Notes on the consolidated balance sheets. The terms of the Convertible Notes with the PIPE Related Parties are consistent with the rest of the holders of the Convertible Note.

As part of the April 2023 Offering, the PIPE Related Parties and other related parties received 1,888,814 liability classified Common Warrants (Note 8). As of September 30, 2023, the fair value of the Common Warrants held by the PIPE Related Parties and other related parties was $497 thousand, which is included in warrant liabilities on the consolidated balance sheets. The terms of the Common Warrants held by the PIPE Related Parties and other related parties are consistent with the terms of the Common Warrants held by the non-related party holders.

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

The following table presents a disaggregation of the Company’s revenues by revenue source for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Commerce-as-a-Service Revenue	$9,229	$15,729
Product sales revenue	15,880	29,401
Marketing revenue	6,757	11,104
Shipping revenue	4,348	6,688
Other revenue	4,107	3,600
Total revenue	$40,321	$66,522

16.	SEGMENT REPORTING

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator: Basic EPS
Net loss	$(14,235)	$(28,896)	$(35,966)	$(49,812)
Net loss attributable to common stockholders-basic	$(14,235)	$(28,896)	$(35,966)	$(49,812)
Denominator: Basic EPS
Weighted average shares of common stock outstanding-basic	11,092,559	2,496,060	8,339,682	2,154,638
Net loss per share attributable to common stock-basic	$(1.28)	$(11.58)	$(4.31)	$(23.12)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator: Diluted EPS
Net loss attributable to common stockholders-diluted	$(14,235)	$(28,896)	$(35,966)	$(49,814)
Denominator: Diluted EPS
Adjusted weighted average shares of common stock outstanding-basic	11,092,559	2,496,060	8,339,682	2,154,638
Dilutive potential shares of common stock:
Options to purchase shares of common stock	—	—	—	—
Warrants to purchase shares of common stock	—	—	—	—
Weighted average shares of common stock outstanding-diluted	11,092,559	2,496,060	8,339,682	2,154,638
Net loss per share attributable to common stock-diluted	$(1.28)	$(11.58)	$(4.31)	$(23.12)

The Company’s potentially dilutive securities below, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive.

Weighted-average number of potentially anti-dilutive shares excluded from calculation of dilutive earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series A convertible, redeemable preferred shares	—	274,607	—	386,401
Series B convertible, redeemable preferred shares	—	196,221	—	276,104
Stock-based compensation awards	603,156	96,393	602,930	120,984
Legacy Nogin Warrants	—	23,631	—	28,639
PIPE Warrants	11,253	26,562	29,880	8,951
SWAG Warrants	1,069,334	406,812	1,069,334	137,094
Shares Underlying Convertible Notes	284,783	108,341	284,783	36,511
April 2023 Offering Common Warrants	7,690,304	—	4,961,177	—

18.	MEZZANINE EQUITY AND SHAREHOLDERS’ DEFICIT

There were no significant changes in the Company’s mezzanine equity and shareholders’ deficit during the three months ended September 30, 2023.

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

Subsequent to the Business Combination, the Company is authorized to issue 50 million shares of preferred stock with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of September 30, 2023.

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

The following schedule represents the components of the Company’s operating lease assets and liabilities as of September 30, 2023 (in thousands):

Leases	Classification	September 30, 2023
Assets
Operating	Operating lease right-of-use assets	$15,254

Liabilities
Operating lease liabilities (current)	Operating lease liabilities, current	$4,547
Operating lease liabilities (non-current)	Operating lease liabilities, non-current	12,538

The following schedule represents the components of lease expense for the fiscal year ended September 30, 2023 (in thousands):

September 30, 2023
Lease Costs:
Operating lease costs	$4,387
Variable lease costs	619
Short-term lease costs	—
Sublease income	—
Total lease costs	$5,006

As of September 30, 2023, the Company’s maturity of operating lease liabilities for the next five years and thereafter are as follows (in thousands):

Operating Leases
2023 (remaining payments)	$1,323
2024	5,250
2025	5,322
2026	3,465
2027	2,234
Thereafter	904
Total lease payments	18,498
Less: imputed interest	(2,123)
Total operating lease payments	$16,375

Other operating leases information:

Cash paid for amounts included in the measurement of lease liabilities	$4,726
Right-of-use assets obtained in exchange for new lease liabilities	$1,173
Weighted-average remaining term (in years)	3.7
Weighted-average discount rate	6.5%

In accordance with ASC 840, the following is a schedule by years of future minimum lease payments required under the operating leases that have initial or noncancelable lease terms in excess of one year as of September 30, 2022.

As of September 30, 2022:
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

Rent expense for the nine months ended September 30, 2022 was approximately $2.7 million, and is included in general and administrative expenses in the condensed consolidated statements of operations.

20.	SUBSEQUENT EVENTS

On October 5th, 2023, the Company entered into a contribution agreement to contribute its interest in Modcloth and IPCO to a newly established joint venture entity, BiCoastal Alliance, LLC, of which the Company will have 50% ownership interest. Subject to certain closing conditions, the contribution is expected to be completed in the 4th quarter of 2023.

On November 16, 2023, Nogin, Inc. (“Nogin”) entered into a promissory note with B. Riley Securities, Inc., in its capacity as the lender (the “Lender”) pursuant to which Nogin borrowed $8,530,000. Borrowings thereunder must be paid on the earliest to occur of (i) June 30, 2025 and (ii) the date on which acceleration occurs thereunder as a result of certain events of default. Interest on the amounts borrowed accrues at 15% per annum and is payable quarterly. The promissory note contains covenants that must be performed by Nogin including those that are contained in the indenture governing Nogin’s existing convertible secured notes with respect to (i) Exchange Act Reports; (ii) compliance and default certificates); (iii) restricted payments; (iv) collateral; (v) incurrence of indebtedness and issuance of preferred stock; and (vi) additional guarantees. The borrowings are secured pursuant to a security agreement between Nogin and the Lender dated November 16, 2023 pursuant to which the Lender was granted a security interest in all right, title, and interest of each grantor in certain of each grantor’s assets including all accounts, chattel paper, commercial tort claims, deposit accounts, documents, equipment, inventory, fixtures, goods, general intangibles (including, without limitation, patents, trademarks, service marks, trade names, and copyrights, and all grantor’s rights in and under any registrations or applications to register any of the foregoing, and all grantor’s goodwill, instruments, investment property, letter of credit rights and money, and all other assets of such grantor, then owned and existing or thereafter acquired or arising and wherever located, and all proceeds of the foregoing.

On November 16, 2023, Nogin, the Lender, B. Riley Principal Investments, LLC, as plan sponsor, holders of 90% of Nogin’s convertible secured notes entered into a restructuring support agreement (the “Agreement”).

The Agreement provides for the sale of Nogin and contemplates that Nogin will file a voluntary petition for bankruptcy no later than December 1, 2023. In connection therewith it is contemplated that the plan sponsor would provide a debtor-in-possession loan which, together with the loan described above, would be equitized into 100% ownership of Nogin or be used to acquire substantially all of Nogin’s assets. The parties have agreed to support the proposed restructuring including debtor-in-possession financing. The contemplated restructuring would result in a payment of $15,000,000 to the convertible note holders in satisfaction of their claims together with a priority claim on the proceeds of any litigation proceeds up to the amount of their secured claim.

Nogin and its board of directors may refrain from taking any actions or take any actions inconsistent with the Agreement if there is a determination that acting or refraining to act would be inconsistent with applicable law including any fiduciary duty obligations.

The contemplated restructuring is unlikely to result in any distribution to holders of Nogin’s common stock in their capacity as such and Nogin’s existing common stock and warrants are likely to become worthless.

On November 16, 2023, Nogin received a notice of noncompliance from Nasdaq regarding its listing standards given Nogin did not file its quarterly report on Form 10-Q for the quarter ended September 30, 2023 on its original due date as required pursuant to Nasdaq listing rule 5250(c)(1). On November 15, 2023, Nogin did file a Notification of Late Filing on Form 12b-25 within the prescribed time period under the rules promulgated by the United States Securities and Exchange Commission.

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

Recent Developments

Notice of Noncompliance from Nasdaq

On September 5, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock, par value $0.0001 per share, for the last 30 consecutive trading days, the Company no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

The Notice has no immediate effect on the listing of the Common Stock on The Nasdaq Global Market. Pursuant to the Nasdaq Listing Rules, the Company has been provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to March 4, 2024, and the Company must otherwise satisfy The Nasdaq Global Market’s requirements for listing.

If the Company does not regain compliance by March 4, 2024, the Company may be eligible for an additional 180 calendar day compliance period if it elects (and meets the listing standards) to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. If the Company does not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, the Common Stock will be subject to delisting.

The Company intends to monitor the bid price of the Common Stock and consider available options to resolve the noncompliance with the Minimum Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with The Nasdaq Global Market’s continued listing requirements or that Nasdaq will grant the Company a further extension of time to regain compliance, if applicable.

The Notice is unrelated to the previously disclosed notice received by the Company from Nasdaq on July 10, 2023 regarding the Company’s noncompliance with the market value of publicly held shares requirement for continued listing on The Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C).

Joint Venture

On October 4, 2023, the Company’s wholly owned subsidiary, Native Brands Group LLC (“Native Member”), and Gabriel M. Zeitouni (“EZ Member”) formed a joint venture, Bicoastal Alliance LLC (“Bicoastal”). Native Member contributed 100% of the membership interest of ModCloth Partners LLC, and 50% of the membership interest of IPCO Holdings LLC, in exchange for 50% of the Bicoastal membership interest. EZ Member contributed $700 thousand to Bicoastal in exchange for 50% of the Bicoastal membership interest. The EZ Member capital contribution will be in the form of a note at an interest rate of Prime plus 2% per annum.

Components of Our Results of Operations

Revenue

The Company’s sources of revenue are summarized as follows:

●	Product revenue

○	Under certain licensee agreements, the Company is the owner of inventory and reseller of record. As a result, the Company is the principal in sales to end customers and records these revenues on a gross basis at a point in time.

●	Service revenue

○	Commerce-as-a-Service—The Company’s main revenue stream is CaaS revenue in which it receives commission fees derived from contractually committed gross revenue processed by customers on the Company’s e-commerce platform. Consideration for online sales is collected directly from the end customer by the Company and amounts not owed to the Company are remitted to the customer. Revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventories or any credit risks relating to the products sold.

○	Fulfillment service revenue—Revenue for B2B fulfillment services is recognized on a gross basis either at a point in time or over a point in time. For example, inbound and outbound services are recognized when the service is complete, while monthly storage services are recognized over the service period.

○	Marketing service revenue—Revenue for marketing services is recognized on a gross basis as marketing services are completed. Performance obligations include providing marketing and program management such as procurement and implementation.

○	Shipping service revenue—Revenue for shipping services is recognized on a gross basis as shipments are completed and products are shipped to end customers.

○	Other service revenue—Revenue for other services such as photography, B2C fulfillment, customer service, development and web design are reimbursable costs and recognized on the gross basis, and are services rendered as part of the performance obligations to clients for which an online platform and online orders are managed. All reimbursable costs are the responsibility of the Company as the Company uses such services to fulfill its performance obligations.

○	Set up and implementation service revenue—The Company provides set up and implementation services for new clients. The revenue is recognized on a gross basis at the completion of the service, with the unearned amounts received for incomplete services recorded as deferred revenue, if any.

The Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract;

●	Recognition of revenue when or as the performance obligations are satisfied.

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

CaaS revenue is recognized on a net basis from maintaining e-commerce platforms and online orders, as the Company is engaged primarily in an agency relationship with its customers and earns defined amounts based on the individual contractual terms for the customer and the Company does not take possession of the customers’ inventory or any credit risks related to the products sold.

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

Operating Expenses

We classify our operating expenses into the following categories:

●	Cost of services. Cost of services reflects costs directly related to providing services under the master service agreements with customers, which primarily includes service provider costs directly related to processing revenue transactions, marketing expenses and shipping and handling expenses which correspond to marketing and shipping revenues, as well as credit card merchant fees. Cost of services is exclusive of depreciation and amortization and general salaries and related expenses.

●	Cost of product revenue. Cost of product revenue reflects costs directly related to selling inventory acquired from select clients, which primarily includes product cost, warehousing costs, fulfillment costs, credit card merchant fees and third-party royalty costs. Cost of product revenue is exclusive of depreciation and amortization and general salaries and related expenses.

●	Sales and marketing. Sales and marketing expense consists primarily of salaries associated with selling across all our revenue streams.

●	Research and development. Research and development expense consists primarily of salaries and contractors’ costs associated with research and development of the Company’s technology platform.

●	General, and administrative. General and administrative expense consists primarily of lease expense, materials and equipment, dues and subscriptions, professional services, and acquisition costs incurred.

●	Depreciation and amortization. Depreciation and amortization expenses are primarily attributable to our capital investment and consist of fixed asset depreciation and amortization of intangibles considered to have finite lives.

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

Results of Operations

The following tables set forth our consolidated results of operations and our consolidated results of operations as a percentage of revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net service revenue	$5,585	$10,013	$22,046	$27,800
Net product revenue	4,596	8,645	15,879	29,401
Net revenue from related parties	722	2,316	2,396	9,321
Total net revenue	10,903	20,974	40,321	66,522
Operating costs and expenses:
Cost of services (1)	3,112	6,304	11,919	17,496
Cost of product revenue (1)	4,318	7,956	10,231	23,363
Sales and marketing	1,117	925	2,534	2,111
Research and development	1,260	1,400	3,386	4,227
General and administrative	11,359	15,969	44,498	46,332
Goodwill impairment	6,748	—	6,748	—
Depreciation and amortization	318	194	755	614
Total operating costs and expenses	28,232	32,748	80,071	94,143
Operating loss	(17,329)	(11,774)	(39,750)	(27,621)
Interest expense	(2,087)	(2,568)	(6,878)	(4,685)
Change in fair value of promissory notes	—	(1,995)	(418)	(4,561)
Change in fair value of derivative instruments	4,732	64	9,042	64
Change in fair value of unconsolidated affiliates	1,922	87	984	(1,895)
Change in fair value of convertible notes	(1,250)	(9,182)	2,044	(9,182)
Debt extinguishment gain	—	(1,885)	63	(1,885)
Other (loss) income, net	(45)	(1,574)	(863)	87
Loss before income taxes	(14,057)	(28,827)	(35,776)	(49,678)
(Benefit) Provision for income taxes	178	69	191	134
Net loss	$(14,235)	$(28,896)	$(35,966)	$(49,812)

	Three Months Ended September 30,		Nine Months Ended September 30,
(as a percentage of total revenue*)	2023	2022	2023	2022
Net service revenue	51.2%	47.7%	54.7%	41.8%
Net product revenue	42.2%	41.2%	39.4%	44.2%
Net revenue from related parties	6.6%	11.0%	5.9%	14.0%
Total net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services (1)	28.5%	30.1%	29.6%	26.3%
Cost of product revenue (1)	39.6%	37.9%	25.4%	35.1%
Sales and marketing	10.2%	4.4%	6.3%	3.2%
Research and development	11.6%	6.7%	8.4%	6.4%
General and administrative	104.2%	76.1%	110.4%	69.6%
Goodwill impairment	61.9%	0.0%	16.7%	0.0%
Depreciation and amortization	2.9%	0.9%	1.9%	0.9%
Total operating costs and expenses	258.9%	156.1%	198.6%	141.5%
Operating loss	-158.9%	-56.1%	-98.6%	-41.5%
Interest expense	-19.1%	-12.2%	-17.1%	-7.0%
Change in fair value of promissory notes	0.0%	-9.5%	-1.0%	-6.9%
Change in fair value of derivative instruments	43.4%	0.3%	22.4%	0.1%
Change in fair value of unconsolidated affiliates	17.6%	0.4%	2.4%	-2.8%
Change in fair value of convertible notes	-11.5%	-43.8%	5.1%	-13.8%
Debt extinguishment gain	0.0%	-9.0%	0.2%	-2.8%
Other (loss) income, net	-0.4%	-7.5%	-2.1%	0.1%
Loss before income taxes	-128.9%	-137.4%	-88.7%	-74.7%
(Benefit) Provision for income taxes	1.6%	0.3%	0.5%	0.2%
Net loss	-130.6%	-137.8%	-89.2%	-74.9%

*	Percentages may not sum due to rounding

(1)	Exclusive of depreciation and amortization shown separately.

Comparison of the nine months Ended September 30, 2023 and 2022

Net service revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net service revenue	$22,046	$27,800	$(5,754)	(20.7)%
Percent of total revenue	54.7%	41.8%

Net service revenue decreased by $5.8 million, or 20.7%, to $22.0 million for the nine months ended September 30, 2023, as compared to $27.8 million for the nine months ended September 30, 2022. The decrease in service revenue is primarily due to (i) lower sales, (ii) lowered service percentage charged to certain clients, and (iii) clients offboarding. Net service revenue as a percentage of total revenue was 54.7% for the nine months ended September 30, 2023 compared to 41.8% for the nine months ended September 30, 2022.

Net product revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net product revenue	$15,879	$29,401	$(13,522)	(46.0)%
Percent of total revenue	39.4%	44.2%

Net product revenue decreased by $13.5 million, or 46.0%, to $15.9 million for the nine months ended September 30, 2023, as compared to $29.4 million for the nine months ended September 30, 2022. The decrease in product revenue is primarily due to the closing of one product line and lower sales in the other product lines. The closing of one product line resulted in the reduction of product revenue of $6.9 million. The revenue of the other product line decreased $12.8 million. The reduction was offset by the ModCloth product revenue $6.0 million. Net product revenue as a percentage of total revenue was 39.4% for the nine months ended September 30, 2023, compared to 44.2% for the nine months ended September 30, 2022.

Net revenue from related parties

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net revenue from related parties	$2,396	$9,321	$(6,925)	(74.3)%
Percent of total revenue	5.9%	14.0%

Net revenue from related parties decreased by $6.9 million, or 74.3%, to $2.4 million for the nine months ended September 30, 2023, as compared to $9.3 million for the nine months ended September 30, 2022. The Company provides services to its joint ventures under Master Services Agreements that are classified as related party revenue. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth; as a result, ModCloth became a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the Company. As such, the decrease in revenue from related parties is due to ModCloth’s revenue being recorded in product revenue starting in the first three quarters of 2023, as compared to being recorded in revenue from related parties in the same quarters last year. Net service revenue from related parties as a percentage of total revenue was 5.9% for the nine months ended September 30, 2023, compared to 14.0% for the nine months ended September 30, 2022.

Cost of services

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of services	$11,919	$17,496	$(5,577)	(31.9)%
Percent of total revenue	29.6%	26.3%

Cost of services decreased by $5.6 million, or 31.9%, to $11.9 million for the nine months ended September 30, 2023, as compared to $17.5 million for the nine months ended September 30, 2022. The decrease in cost of services followed the similar trend of the decrease in service revenue for the same period. Service revenue, including revenue from related parties, decreased 34.2% while the cost of services decreased 31.9%. Cost of services as a percentage of total revenue was 29.6% for the nine months ended September 30, 2023, compared to 26.3% for the nine months ended September 30, 2022.

Cost of product revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of product revenue	$10,231	$23,363	$(13,132)	(56.2)%
Percent of total revenue	25.4%	35.1%

Cost of product revenue decreased by $13.1 million, or 56.2%, to $10.2 million for the nine months ended September 30, 2023, as compared to $23.4 million for the nine months ended September 30, 2022. The cost of the footwear product line decreased $2.9 million while the cost of the apparel product decreased $11.6 million. Additionally, there was a $1.0 million cost of product revenue related to the one time IPCO inventory sale in the first quarter of 2022. The reduction was offset by the ModCloth cost of product revenue of $2.5 million. Cost of product revenue as a percentage of total revenue was 25.4% for the nine months ended September 30, 2023, compared to 35.1% for the nine months ended September 30, 2022.

Sales and Marketing

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$2,534	$2,111	$423	20.0%
Percent of total revenue	6.3%	3.2%

Sales and marketing expense increased by $423 thousand, or 20.0%, to $2.5 million for the nine months ended September 30, 2023, as compared to $2.1 million for the nine months ended September 30, 2022. The increase in sales and marketing expense was primarily due to the severance $110 thousand and outsourced marketing firm engagement $667 thousand, offset by the reduction of the marketing contractors $224 thousand for the nine months ended September 30, 2023.

Research and development

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$3,386	$4,227	$(841)	(19.9)%
Percent of total revenue	8.4%	6.4%

Research and development expense decreased by $841 thousand, or 19.9%, to $3.4 million for the nine months ended September 30, 2023, as compared to $4.2 million for the nine months ended September 30, 2022. The decrease in research and development expense was primarily due to rebalancing of the technology team.

General and administrative

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$44,498	$46,332	$(1,834)	(4.0)%
Percent of total revenue	110.4%	69.6%

General and administrative expense increased by $1.8 million, or 4.0%, to $44.5 million for the nine months ended September 30, 2023, as compared to $46.3 million for the nine months ended September 30, 2022. General and administrative expenses increased as a percentage of revenue from 69.6% for the nine months ended September 30, 2022, to 110.4% for the nine months ended September 30, 2023, which was primarily due to severance expense of $1.5 million, increased in legal fee of $2.8 million, increase in directors and officer insurance of $1.1 million, increase in stock compensation expense of $371 thousand and director fees of $264 thousand in the current fiscal period compared to the prior period. The increase was offset by the reduction of salary of $2.7 million and contractors of $3.5 million.

Goodwill impairment

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Goodwill impairment	$6,748	—	$(6,748)	100%
Percent of total revenue	16.7%	—

There was an impairment of Goodwill related to ModCloth for $6.7 million. Given the company’s constrained liquidity and working capital, the company has been unable to execute certain obligations which have raised substantial doubt regarding the future viability of the affected assets and their operations.

Depreciation and amortizations

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$755	$614	$142	23.0%
Percent of total revenue	1.9%	0.9%

Depreciation and amortization expense increased by $142 thousand, or 23.0% to $755 thousand for the nine months ended September 30, 2023, as compared to $614 thousand for the nine months ended September 30, 2022. The increase was due to a catch up depreciation of $71 thousand in the third quarter in 2023.

Interest expense

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$6,878	$4,685	$2,192	46.8%
Percent of total revenue	17.1%	7.0%

Interest expense increased by $2.2 million, or 46.8%, to $6.9 million for the nine months ended September 30, 2023, as compared to $4.7 million for the nine months ended September 30, 2022. The increase in interest expense was primarily due to interest on the Convertible Notes entered into in the third quarter of 2022, and the various loans entered into in 2023.

Change in fair value of promissory notes

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of promissory notes	$418	$4,561	$(4,143)	(90.8)%
Percent of total revenue	1.0%	6.9%

Change in fair value of promissory notes was $418 thousand for the nine months ended September 30, 2023, and $4.6 million for the nine months ended September 2022. The Company recognized a loss of $418 thousand for the nine months ended September 30, 2023 that were related to the 2023 Promissory Notes and 2023 Convertible Promissory Notes in connection with the amendments to the Convertible Notes. During the nine months ended September 2022, the changes in fair value of promissory notes of $4.6 million was related to 2022 Promissory Notes entered into during the second quarter of 2022. They were repaid at the closing of the Business Combination. The Company engaged a third party specialist to assist with the valuation of such notes.

Change in fair value of derivatives

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of derivatives	$(9,042)	$(64)	$(8,978)	14028.1%
Percent of total revenue	(22.4)%	(0.1)%

Change in fair value of derivatives notes was a gain of $9.0 million for the nine months ended September 30, 2023, and $64 thousand for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company recognized a gain in fair value changes of derivatives notes $847 thousand in connection with the Standby Agreement, and $8.2 million in connection with the April 2023 Offering. During the nine months ended September 30, 2022, the Company recognized a gain in fair value changes of derivatives notes $64 thousand in connection with the Standby Agreement. All shares from the Standby Agreement were resold as of March 31, 2023.

Change in fair value of unconsolidated affiliate

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of unconsolidated affiliates	$(984)	$1,895	$(2,779)	(151.9)%
Percent of total revenue	(2.4)%	2.8%

Change in fair value of unconsolidated affiliates was a gain of $984 thousand for the nine months ended September 30, 2023, and a loss of $1.9 million for the nine months ended September 30, 2022. The loss during the nine months ended September 2022 is attributable to the Company’s unconsolidated affiliate, ModCloth. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth; as a result, ModCloth became a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the Company and no longer valued at fair value. The Company elected to apply the fair value option of accounting to the joint venture. The Company engaged a third-party valuation specialist to assist with the fair value assessment. As a result, the Company recorded a fair value adjustment for the investment in connection with its 50% interest on IPCO during the nine months ended September 30, 2023 and recorded a fair value adjustment for the investment in connection with its 50% interest on IPCO and ModCloth during the nine months ended September 30, 2022.

Change in fair value of convertible notes

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible notes	$(2,044)	$9,182	$(11,226)	122.3%
Percent of total revenue	(5.1)%	13.8%

Change in fair value of the Convertible Notes was a gain of $2.0 million for the nine months ended September 30, 2023, and a loss of $9.2 million for the nine months ended September 30, 2022. The changes are attributable to fair value of the Convertible Notes, which the Company engaged a third-party valuation specialist to assist with the fair value assessment.

Debt extinguishment gain

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Debt extinguishment gain	$63	$(1,885)	$1,948	103.3%
Percent of total revenue	0.2%	(2.8)%

Debt extinguishment was a gain of $63 thousand for the nine months ended September 30, 2023, and a loss of $1.9 million for the nine months ended September 30, 2022. The debt extinguishment gain in 2023 is attributable to the payment plan agreement entered into in June 2023 with an existing vendor. The debt extinguishment loss in 2022 was recognized as part of the closing of the Business Combination.

Other (loss) income

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other (loss) income	$(863)	$87	$(950)	(1092.0)%
Percent of total revenue	(2.1)%	0.1%

Other (loss) income decreased by $950 thousand, or 1092.0%, to a loss of $863 thousand for the nine months ended September 30, 2023, as compared to a gain of $87 thousand for the nine months ended September 30, 2022. The other income during the nine months ended September 30, 2022, included IPCO inventory sale in the amount of $1.6 million, sublease income $688 thousand, and offset by the cost related to the Business Combination $2.3 million. The other income during the nine months ended September 30, 2023, included the fair value changes of the deferred cash consideration in the amount of $562 thousand, and the fair value adjustment of the PIPE warrants due to the PIPE amendment in the amount of $430 thousand.

Provision for income tax

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for income tax	$191	$134	$57	42.5%
Percent of total revenue	0.5%	0.2%

The provision for income tax increased $57 thousand, or 42.5%, to $191 thousand during the nine months ended September 30, 2023, as compared to $134 thousand for the nine months ended September 30, 2022. The increase was primarily due to a full valuation allowance for differences related to GAAP and tax income related to the Company’s joint ventures due to election of accounting for the joint ventures using the equity method fair value option.

Comparison of the Three Months Ended September 30, 2023 and 2022

Net service revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net service revenue	$5,585	$10,013	$(4,428)	(44.2)%
Percent of total revenue	51.2%	47.7%

Net service revenue decreased by $4.4 million, or 44.2%, to $5.6 million for the three months ended September 30, 2023, as compared to $10.0 million for the three months ended September 30, 2022. The decrease in service revenue is primarily due to (i) lower sales, (ii) lowered service percentage charged to certain clients, and (iii) clients offboarding. Net service revenue as a percentage of total revenue was 51.2% for the three months ended September 30, 2023 compared to 47.7% for the three months ended September 30, 2022.

Net product revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net product revenue	$4,596	$8,645	$(4,049)	(46.8)%
Percent of total revenue	42.2%	41.2%

Net product revenue decreased by $4.4 million, or 46.8%, to $4.6 million for the three months ended September 30, 2023, as compared to $8.6 million for the three months ended September 30, 2022. The decrease in product revenue is primarily due to the closing of one product line and lower sales in the other product lines. The closing of one product line resulted in the reduction of product revenue of $2.1 million. The revenue of the other product lines decreased $3.0 million. The reduction was offset by the ModCloth product revenue $1.0 million. Net product revenue as a percentage of total revenue was 42.2% for the three months ended September 30, 2023, compared to 41.2% for the three months ended September 30, 2022.

Net revenue from related parties

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net revenue from related parties	$722	$2,316	$(1,594)	(68.8)%
Percent of total revenue	6.6%	11.0%

Net revenue from related parties decreased by $1.6 million, or 68.8%, to $722 thousand for the three months ended September 30, 2023, as compared to $2.3 million for the three months ended September 30, 2022. The Company provides services to its joint ventures under Master Services Agreements that are classified as related party revenue. On December 1, 2022, the Company acquired the remaining 50% equity interest in ModCloth; as a result, ModCloth became a wholly owned consolidated subsidiary of the Company, and the results of ModCloth are consolidated into the results of the Company. As such, the decrease in revenue from related parties is due to ModCloth’s revenue being recorded in product revenue starting in the third quarter of 2023, as compared to being recorded in revenue from related parties in the same quarters last year. Net service revenue from related parties as a percentage of total revenue was 6.6% for the three months ended September 30, 2023, compared to 11.0% for the three months ended September 30, 2022.

Cost of services

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of services	$3,112	$6,304	$(3,192)	(50.6)%
Percent of total revenue	28.5%	30.1%

Cost of services decreased by $3.2 million, or 50.6%, to $3.1 million for the three months ended September 30, 2023, as compared to $6.3 million for the three months ended September 30, 2022. The decrease in cost of services followed the similar trend of the decrease in service revenue for the same period. The service revenue, including revenue from related parties, decreased 44.2% while the cost of services decreased 50.6%. Cost of services as a percentage of total revenue was 28.5% for the three months ended September 30, 2023, compared to 30.1% for the three months ended September 30, 2022.

Cost of product revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of product revenue	$4,318	$7,956	$(3,638)	(45.7)%
Percent of total revenue	39.6%	37.9%

Cost of product revenue decreased by $3.6 million, or 45.7%, to $4.3 million for the three months ended September 30, 2023, as compared to $8.0 million for the three months ended September 30, 2022. The decrease is in line with the decrease in product revenue. Cost of product revenue as a percentage of total revenue was 39.6% for the three months ended September 30, 2023, compared to 37.9% for the three months ended September 30, 2022.

Sales and Marketing

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$1,117	$925	$192	20.8%
Percent of total revenue	10.2%	4.4%

Sales and marketing expense increased by $192 thousand, or 20.8%, to $1.1 million for the three months ended September 30, 2023, as compared to $925 thousand for the three months ended September 30, 2022. The increase in sales and marketing expense was primarily due to the outsourced marketing firm engagement $667 thousand, offset by the reduction of the marketing salary of $150 thousand and the marketing contractors of $324 thousand for the three months ended September 30, 2023.

Research and development

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development	$1,260	$1,400	$(140)	(10.0)%
Percent of total revenue	11.6%	6.7%

Research and development expense decreased by $140 thousand, or 10.0%, to $1.3 million for the three months ended September 30, 2023, as compared to $1.4 million for the three months ended September 30, 2022. The decrease in research and development expense was primarily due to rebalancing of the technology team.

General and administrative

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$11,359	$15,969	$(4,610)	(28.9)%
Percent of total revenue	104.2%	76.1%

General and administrative expense decreased by $4.6 million, or 28.9%, to $11.4 million for the three months ended September 30, 2023, as compared to $16.0 million for the three months ended September 30, 2022. The decrease in general and administrative expense was primarily due to decrease in salary and benefits by $1.9 million and contractors by $2.3 million.

Goodwill impairment

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Goodwill impairment	$6,748	—	$(6,748)	100%
Percent of total revenue	16.7%	—

There was an impairment of Goodwill related to ModCloth for $6.7 million. Given the company’s constrained liquidity and working capital, the company has been unable to execute certain obligations which have raised substantial doubt regarding the future viability of the affected assets and their operations.

Depreciation and amortization

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Depreciation and amortization	$318	$194	$124	63.9%
Percent of total revenue	2.9%	0.9%

Depreciation and amortization expense increased by $124 thousand, or 63.9%, to $318 thousand for the three months ended September 30, 2023, as compared to $194 thousand for the three months ended September 30, 2022. The increase was due to a catch up depreciation of $71 thousand in the third quarter in 2023.

Interest expense

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$2,087	$2,568	$(481)	(18.7)%
Percent of total revenue	19.1%	12.2%

Interest expense decreased by $481, or 18.7%, to $2.1 million for the three months ended September 30, 2023, as compared to $2.6 million for the three months ended September 30, 2022. The decrease in interest expense was primarily due to the notes payable in the three months ended September 30, 2022. The notes payable were fully repaid at closing of the Business Combination.

Change in fair value of promissory notes

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of promissory notes	$—	$1,995	$(1,995)	(100.0)%
Percent of total revenue	—%	9.5%

Change in fair value of promissory notes was $2.0 million for the three months ended September 30, 2022. The promissory notes were fully repaid at closing of the Business Combination. The Company engaged a third party specialist to assist with the valuation of such notes.

Change in fair value of derivatives

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of derivatives	$(4,732)	$(64)	$(4,668)	7293.8%
Percent of total revenue	(43.4)%	(0.3)%

Change in fair value of derivatives notes was a gain of $4.7 million for the three months ended September 30, 2023, and $64 thousand for the three months ended September 30, 2022. The Company recognized a change in fair value of derivatives notes in connection with the April 2023 Offering in 2023, and in connection with the Standby Agreement in 2022. All shares from the Standby Agreement were resold as of March 31, 2023.

Change in fair value of unconsolidated affiliate

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of unconsolidated affiliates	$1,922	$87	$1,835	2109.2%
Percent of total revenue	17.6%	0.4%

Change in fair value of unconsolidated affiliates decreased by $1.8 million, or 2,109.2%, to a gain of $1.9 million for the three months ended September 30, 2023, as compared to a gain of $87 thousand for the three months ended September 30, 2022. The increase is attributable to the IPCO valuation. The Company elected to apply the fair value option of accounting to the joint venture and engaged a third-party valuation specialist to assist with the fair value assessment.

Change in fair value of convertible notes

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Change in fair value of convertible notes	$1,250	$9,182	$(7,932)	(86.4)%
Percent of total revenue	11.5%	43.8%

Change in fair value of the Convertible Notes was a gain of $1.3 million for the three months ended September 30, 2023, and $9.2 million for the three months ended September 2022. The change is attributable to fair value of the Convertible Notes, which the Company engaged a third-party valuation specialist to assist with the fair value assessment.

Debt extinguishment gain

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Debt extinguishment gain	$—	$(1,885)	$1,885	100.0%
Percent of total revenue	—%	(9.0)%

Debt extinguishment was a loss of $1.9 million for the three months ended September 30, 2022 as part of the closing of the Business Combination.

Other (loss) income

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Other (loss) income	$(45)	$(1,574)	$1,529	(97.1)%
Percent of total revenue	(0.4)%	(7.5)%

Other (loss) income increased by $1.5 million, or 97.1%, to a loss of $45 thousand for the three months ended September 30, 2023, as compared to a loss of $1.6 million for the three months ended September 30, 2022. The other income during the three months ended September 30, 2022 included the income from the warehouse sublease, offset by the fair value changes on the Legacy Nogin Warrants and costs related to issuance of PIPE convertible notes that are expensed due to fair value option election of accounting. The other income during the three months ended September 30, 2023 included the fair value changes of the deferred cash consideration in the amount of $102 thousand, offset by the sale of a web URL for $55 thousand

Provision for income tax

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Provision for income tax	$178	$69	$109	158.0%
Percent of total revenue	1.6%	0.3%

The provision for income tax increased $109 thousand, or 158%, to $178 thousand during the three months ended September 30, 2023, as compared to $69 thousand for the three months ended September 30, 2022.

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

The following table presents a reconciliation of net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP, to Adjusted EBITDA, for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Loss	$(14,235)	$(28,896)	$(35,966)	$(49,812)
Interest expense	2,087	2,568	6,878	4,685
(Benefit) Provision for income taxes	178	69	191	134
Depreciation and amortization	318	194	755	614
Severance pay	108	105	1,548	117
Stock based compensation	117	25	370	83
Facility consolidation expenses	—	—	864	—
Restructuring cost	179	—	342	—
Adjusted EBITDA	$(11,248)	$(25,935)	$(25,018)	$(44,179)

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

The accompanying consolidated financial statements as of and for the nine months ended September 30, 2023 have been prepared assuming the Company will continue to operate as a going concern. The Company has sustained recurring losses, negative working capital, and negative cash flows from operations and had a cash balance of $1.9 million as of September 30, 2023. These conditions provide substantial doubt about our ability to continue as a going concern for at least twelve months from the date that these consolidated financial statements are issued.

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

On March 26, 2023, the Company, the Notes Guarantors and each holder of the Convertible Notes executed unsecured promissory notes, with each 2023 Promissory Note having an aggregate principal amount equal to such holder’s interest payments. The 2023 Promissory Notes mature on March 26, 2025 and accrue interest at seven percent per annum (7.0%).

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

In April 2023, upon consummation of the April 2023 Offering, all holders of the 2023 Promissory Notes exercised their Put Options and the holder of the 2023 Convertible Promissory Note converted the note into Unregistered Securities. As of September 30, 2023, the 2023 Promissory Notes and 2023 Convertible Promissory Notes were repaid in full.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Cash flow used in operating activities	$(35,758)	$(25,287)
Cash flow used in investing activities	(769)	(1,744)
Cash flow provided by financing activities	23,027	39,787

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

During the nine months ended September 30, 2023, net cash used in operating activities increased by $10.5 million to $35.8 million, compared to net cash used in operating activities of $25.3 million during the nine months ended September 30, 2022. The primary drivers of the change were the timing of payment for clients and vendors. Due to clients decreased by $7.3 million, from $10.9 million as of December 31, 2022, to $5.6 million as of September 30, 2023. Accounts payable decreased by $4.2 million, from $19.6 million as of December 31, 2022, to $15.4 million as of September 30, 2023. Among the $4.2 million decrease, $3.7 million was attributed to the changes in operating activities.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment and software.

During the nine months ended September 30, 2023, net cash used in investing activities decreased by $975 thousand to $769 thousand compared to net cash used in investing activities of $1.7 million during the nine months ended September 30, 2022. The primary driver of the decrease was cash used in the prior year for property and equipment purchases.

Financing Activities

Our financing activities consisted primarily of borrowings and repayments of debt as well as activity related to the Business Combination.

During the nine months ended September 30, 2023, net cash provided by financing activities decreased by $16.8 million to $23.0 million, compared to net cash provided by financing activities of $39.8 million for the nine months ended September 30, 2022. The change was primarily driven by the prior year activity related to the Business Combination.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of September 30, 2023.

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

Convertible notes

The Company accounts for the Convertible Notes in accordance with ASC 825-10, “Financial Instruments,” under which the Convertible Notes meet the criteria to be accounted for using the fair value method. The Convertible Notes are subject to fair value assessment each reporting period. As such, changes to fair value are recorded in the consolidated income statements to change in fair value of the Convertible Notes. In valuing the Convertible Notes, we utilized the valuation from an independent third-party specialist, which uses a binomial lattice valuation model. Changes in these estimates and assumptions or the relationship between those assumptions impact our valuation as of the valuation date and may have a material impact on the valuation.

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

Revenue

Revenue is accounted for using ASC Topic 606, Revenue from Contracts with Customers.

In accordance with ASC Topic 606, the Company recognizes revenue when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer,

●	Identification of the performance obligations in the contract,

●	Determination of the transaction price,

●	Allocation of the transaction price to the performance obligations in the contract, and

●	Recognition of revenue when or as the performance obligations are satisfied.

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

As of the end of the period covered by this Report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, as such disclosure controls and procedures are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2023, will not materially affect the Company’s consolidated results of operations, financial position or cash flows. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the following paragraph and the section in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 titled “Risk Factors.”

We have entered into a support agreement which contemplates our filing for Chapter 11 bankruptcy protection

As described in Item 5 below. We have entered into a support agreement which contemplates our filing for bankruptcy protection to implement the transactions contemplated thereby. Under the contemplated transactions, our common stock would be worthless.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 5th, 2023, the Company entered into a contribution agreement to contribute its interest in Modcloth and IPCO to a newly established joint venture entity, BiCoastal Alliance, LLC, of which the Company will have 50% ownership interest. Subject to certain closing conditions, the contribution is expected to be completed in the 4th quarter of 2023.

On November 16, 2023, Nogin, Inc. (“Nogin”) entered into a promissory note with B. Riley Securities, Inc., in its capacity as the lender (the “Lender”) pursuant to which Nogin borrowed $8,530,000. Borrowings thereunder must be paid on the earliest to occur of (i) June 30, 2025 and (ii) the date on which acceleration occurs thereunder as a result of certain events of default. Interest on the amounts borrowed accrues at 15% per annum and is payable quarterly. The promissory note contains covenants that must be performed by Nogin including those that are contained in the indenture governing Nogin’s existing convertible secured notes with respect to (i) Exchange Act Reports; (ii) compliance and default certificates); (iii) restricted payments; (iv) collateral; (v) incurrence of indebtedness and issuance of preferred stock; and (vi) additional guarantees. The borrowings are secured pursuant to a security agreement between Nogin and the Lender dated November 16, 2023 pursuant to which the Lender was granted a security interest in all right, title, and interest of each grantor in certain of each grantor’s assets including all accounts, chattel paper, commercial tort claims, deposit accounts, documents, equipment, inventory, fixtures, goods, general intangibles (including, without limitation, patents, trademarks, service marks, trade names, and copyrights, and all grantor’s rights in and under any registrations or applications to register any of the foregoing, and all grantor’s goodwill, instruments, investment property, letter of credit rights and money, and all other assets of such grantor, then owned and existing or thereafter acquired or arising and wherever located, and all proceeds of the foregoing.

On November 16, 2023, Nogin, the Lender, B. Riley Principal Investments, LLC, as plan sponsor, holders of 90% of Nogin’s convertible secured notes entered into a restructuring support agreement (the “Agreement”).

The Agreement provides for the sale of Nogin and contemplates that Nogin will file a voluntary petition for bankruptcy no later than December 1, 2023. In connection therewith it is contemplated that the plan sponsor would provide a debtor-in-possession loan which, together with the loan described above, would be equitized into 100% ownership of Nogin or be used to acquire substantially all of Nogin’s assets. The parties have agreed to support the proposed restructuring including debtor-in-possession financing. The contemplated restructuring would result in a payment of $15,000,000 to the convertible note holders in satisfaction of their claims together with a priority claim on the proceeds of any litigation proceeds up to the amount of their secured claim.

Nogin and its board of directors may refrain from taking any actions or take any actions inconsistent with the Agreement if there is a determination that acting or refraining to act would be inconsistent with applicable law including any fiduciary duty obligations.

The contemplated restructuring is unlikely to result in any distribution to holders of Nogin’s common stock in their capacity as such and Nogin’s existing common stock and warrants are likely to become worthless.

On November 16, 2023, Nogin received a notice of noncompliance from Nasdaq regarding its listing standards given Nogin did not file its quarterly report on Form 10-Q for the quarter ended September 30, 2023 on its original due date as required pursuant to Nasdaq listing rule 5250(c)(1). On November 15, 2023, Nogin did file a Notification of Late Filing on Form 12b-25 within the prescribed time period under the rules promulgated by the United States Securities and Exchange Commission.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nogin, Inc.	8-K	3.1	9/01/2022
3.2	Amended and Restated Bylaws of Nogin, Inc.	8-K	3.2	9/01/2022
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Nogin, Inc.	8-K	3.1	3/28/2023
4.1	Form of Common Warrant.	8-K	4.1	4/4/2023
10.1	Form of Purchase Agreement.	8-K	10.1	4/4/2023
10.2	Placement Agency Agreement, dated as of April 4, 2023, by and among Nogin, Inc. and A.G.P./Alliance Global.	8-K	10.2	4/4/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Recast Financial Statements Originally Included in the Annual Report on Form 10-K of Nogin, Inc. for the year ended December 31, 2022.	8-K	99.1	4/3/2023
101	The following financial information from Nogin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets - Unaudited, (ii) the Condensed Consolidated Statement of Operations - Unaudited, (iii) the Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Deficit - Unaudited, (iv) the Condensed Consolidated Statement of Cash Flows - Unaudited and (v) the Notes to Condensed Consolidated Financial Statements - Unaudited (submitted electronically herewith).
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101).

*	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NOGIN, INC.

By:	/s/ Jonathan S. Huberman
Jonathan S. Huberman
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 21, 2023

By:	/s/ Shahriyar Rahmati
Shahriyar Rahmati
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

November 21, 2023